Form 10QSB
period 2000-03-31
LIGHTTOUCH VEIN & LASER INC
filed 2000-05-22
CIK 1104265

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]            QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: March 31, 2000

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________________ to __________________

                         Commission file number 0-29301

                          LIGHTTOUCH VEIN & LASER, INC.
        (Exact name of small business issuer as specified in its charter)




                NEVADA                               87-0575118
      (State or other jurisdiction of              (IRS Employer
      incorporation or organization)             Identification No.)



                  10663 MONTGOMERY ROAD, CINCINNATI, OHIO 45242
                    (Address of principal executive offices)

                                 (513) 891-8346
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X

         State the number of shares outstanding of each of the issuer=s classes of common equity, as of the last practicable date:

            7,500,002 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                 MARCH 31, 2000

     Transitional Small Business Disclosure Format (check one); Yes   No  X

                 LIGHTTHOUCH VEIN & LASER, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets

                                        March 31,      December 31,
         Assets                           2000             1999
         ------                        -----------     ------------
                                       (unaudited)
Current assets:

     Cash                             $  66,630        $   2,391
     Accounts receivable - trade         29,845           58,021
     Accounts receivable - other         69,125              -
     Prepaid expenses                     6,748              -
                                      ----------       ----------
               Total current assets     172,348           60,412
                                      ----------       ----------


Property and equipment - net            592,049           84,292

                                      ----------       ----------
Other assets:
     Intangible assets - net            245,971           20,000
     Deposits and other                   6,664              -
                                      ----------       ----------
                                        252,635           20,000
                                      ----------       ----------








                                     $1,017,032         $164,704
                                     ==========         ========


               The accompanying notes are an integral part of the
                        consolidated financial statements

          Liabilities and Shareholders' Equity (Deficit)

                                                           March 31,      December 31,
                                                             2000             1999
                                                          -----------     ------------
                                                          (unaudited)
Current liabilities:

     Accounts payable                                     $  195,577      $ 124,497
     Other current liabilities                               115,357         59,098
     Capital lease obligation - current portion               32,888            -
                                                          -----------     ----------
               Total current liabilities                     343,822        183,595
                                                          -----------     ----------

Long-term liabilities:
     Long-term debt                                          590,747            -
     Capital lease obligation - less current portion          82,752            -
                                                          -----------     ----------
                                                             673,499            -
                                                          -----------     ----------


Shareholders' equity (deficit):
     Common stock, $.001 par value,
       100,000,000 share authorized;
       7,500,002 shares isued and outstanding                  7,500          7,500
     Preferred stock, $.001 par value,
       25,000,000 shares authorized;
       no shares issued or outstanding                           -              -
     Additional paid-in capital                              904,500        904,500
     Note receivable exchanged for
       common stock                                          (96,238)       (99,445)
     Accumulated deficit                                    (816,051)      (831,446)
                                                          -----------     ----------
                                                                (289)       (18,891)
                                                          -----------     ----------
                                                          $1,017,032      $ 164,704
                                                          ===========     ==========


               The accompanying notes are an integral part of the
                        consolidated financial statements

                  LIGHTTOUCH VEIN & LASER, INC. AND SUBSIDIARY
           Consolidated Statements of Operations and Retained Deficit
                                  (Unaudited)

                                                        For The Three Months Ended
                                                     March 31, 2000     March 31, 1999
                                                     --------------     --------------
Net sales:
     Cosmetic laser services                           $ 550,766            495,830
     Laser sales and service                              87,642             95,954
                                                       ----------         ----------
                                                         638,408            591,784

Cost of sales                                            324,831            448,355

General and administrative                               330,427            226,839
                                                       ----------         ----------

          Loss from operations                           (16,850)           (83,410)

Other income (expense) - net                              34,122             (6,784)

Interest expense                                          (1,877)           (36,066)
                                                       ----------         ----------
     Income before provision for income tax               15,395           (126,260)

Provision for income tax                                     -                  -
                                                       ----------         ----------
     Net income (loss)                                    15,395           (126,260)

Retained deficit - beginning of period                  (831,446)          (480,169)
                                                       ----------         ----------
Retained deficit - end of period                       $(816,051)          (606,429)
                                                       ==========         ==========

Earnings per common share:
     Basic                                             $    0.00              (0.02)
                                                       ==========         ==========
     Diluted                                           $    0.00              (0.02)
                                                       ==========         ==========




               The accompanying notes are an integral part of the
                        consolidated financial statements

                  LIGHTTOUCH VEIN & LASER, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                        For The Three Months Ended
                                                     March 31, 2000     March 31, 1999
                                                     --------------     --------------
Cash flows from operating activities:
     Net income (loss)                                 $  15,395           (126,260)
     Depreciation                                         10,783                -
     Amortization                                          1,250                -
     Effect of change in operating assets
       and liabilities:
          Accounts receivable                             28,176              8,461
          Prepaid expenses and other assets               (9,895)            (3,695)
          Accounts payable and accrued expenses           35,237             24,225
                                                       ----------         ----------
               Net cash provided (used) by
                 operating activities                     80,946            (89,879)
                                                       ----------         ----------
Cash flows from investing activities:
     Capital expenditures                                (15,117)           (11,480)
     Collections on notes receivable                       3,207                -
                                                       ----------         ----------
               Net case used by
                 investing activities                    (11,910)           (11,480)
                                                       ----------         ----------

Cash flows fron financing activities:
     Proceeds from issuance of debt                          -              100,000
     Repayments of debt                                      -             (155,015)
     Proceeds from issuance of common stock                  -              125,000
     Repayments on capital lease                          (4,797)               -
                                                       ----------         ----------
               Net cash provided (used) by
                 financing activities:                    (4,797)            69,985
                                                       ----------         ----------

Net change in cash                                        64,239            (31,374)

Cash -- beginning of period                                2,391             55,988
                                                       ----------         ----------
Cash -- end of period                                  $  66,630             24,614
                                                       ==========         ==========

Supplemental disclosure of non-cash activities:
     Cash paid during the period for:
          Interest                                     $   1,877             36,066
                                                       ==========         ==========
     Equipment acquired through capital lease          $ 101,894                -
                                                       ==========         ==========




               The accompanying notes are an integral part of the
                        consolidated financial statements

                          LIGHTTOUCH VEIN & LASER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year. The December 31, 1999 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.

The March 31, 2000 balance sheet reflects the acquisition of The Charleston Dermatology and Cosmetic Surgery Center, which was entered into March 29, 2000. The Statement of Operations for the three months ended March 31, 2000 does not reflect the operations of The Charleston Dermatology and Cosmetic Surgery Center because the acquisition was accounted for as a purchase at the end of the quarter.


ACQUISITION

On March 29, 2000 the Company entered into an Asset Purchase Agreement with Harley F. Freiberger, M.D. D/B/A The Charleston Dermatology and Cosmetic Surgery Center. The assets were acquired by LightTouch Vein & Laser of South Carolina, Inc., a wholly owned subsidiary of the Company.

The acquisition was made through the issuance of a non-interest bearing $700,000 note in exchange for acquisition and assumption of the following assets and liabilities.

                Accounts receivable           $ 69,125
                Property and equipment         401,529
                Intangible assets              227,221
                Other assets                     3,526
                Accounts payable               (92,102)
                Capital leases                 (18,543)

Payments terms on the note are based on the achievement of cash flow objectives.

Dr. Freiberger will also receive 571,429 shares of the Company's stock for the performance of services as the company's National Medical Director over an initial term ending April 1, 2001. The stock award will vest over the year ended April 1, 2001 and the value of the award will be recorded as compensation expense on the Company's financial statements over the term of the agreement.


EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for derivative instruments, including derivative instruments imbedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that the adoption of this standard will impact the Company because, at this time, the Company does not hold any of the instruments covered by the standard.

SFAS No. 130, "Reporting Comprehensive Income" requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For interim period reporting, an organization is required to report a total for comprehensive income.

The Company does not have any items characterized as "other comprehensive income" for the periods presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     LightTouch is pleased to report its first quarter results for the period ending March 31, 2000. The following is a summary of certain selected financial information based on the pro-forma combined financial statements as of and for the three months ended March 31, 2000, and for the three months ended March 31, 1999. Reference should be made to the financial statements attached to put the following summary in context.

     As of March 31, 2000, LightTouch completed its acquisition of a cosmetic laser center in Charleston, South Carolina. This acquisition impacted the balance sheet dated March 31, 2000, since it was made through the issuance of a non-interest bearing note in the amount of $700,000. Accounts receivable of $69,125, property and equipment of $401,529, intangible assets of $227,221, and other assets of $3,526 were acquired and accounts payable of $92,102 and capital leases of $13,543 were assumed. The statement of operations for the three months ended March 31, 2000 was not affected and do not reflect the operations of the acquired center because the acquisition was accounted for as a purchase at the end of the quarter.

BALANCE SHEET DATA:

                                    March 31, 2000     December 31, 1999

     Working capital                 $ (171,474)          $(123,183)
     Long-term debt                  $  673,499           $       0
     Total assets                    $1,071,032           $ 164,704
     Shareholders' (deficiency)      $     (289)          $ (18,891)

STATEMENT OF OPERATIONS DATA:

                                     Quarter Ended       Quarter Ended
                                    March 31, 2000     December 31, 1999

     Net Sales                       $  638,408           $ 591,784
     (Loss) from operations          $  (16,850)          $ (83,410)
     Net income (loss)               $   15,395           $(126,260)



RESULTS OF OPERATIONS

     LightTouch experienced a respectable same store sales increase of 7.88% in the first quarter of 2000. Sales increased at the company's flagship location in Cincinnati, Ohio from $591,784 in the first three months of 1999 to $638,408 in 2000. Management believes that the increase in sales from 1999 to 2000 reflects a growing demand for the Company's products and services offered to patients. The Company expects revenues to continue to increase on a same store basis due to greater awareness of the Company's products and services in the public market. Management believes that the market awareness of products and services offered by LightTouch is less than five percent of the target market.

     As a result of increasing revenues and improved cost management, LightTouch improved its gross profit for the quarter ended March 31, 2000. Gross profit increased from $143,429 for the three months ended March 31, 1999 to $313,577 for the quarter ending March 31, 2000, a 118% increase. In addition to a significant improvement in gross profit, LightTouch experienced a significant improvement in net income as a result of improved operational performance. Management is pleased to report its first quarterly profit of $15,395 for the quarter ended March 31, 2000. This is a significant improvement over the first quarter of 1999, which reported a loss of $126,260. Management does not believe it will continue to report quarterly profits as it begins to focus on its acquisition strategy over the next several years, but does believe it will begin to see the benefits of its growth in the number of centers it owns through improved operating efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

     Since August 1997, LightTouch has been financed primarily through the sale of stock and loans from its officers. At December 31, 1999, the Company had working capital deficiency of $123,183, and at March 31, 2000, the Company's working capital deficiency increased to $171,474 due to the acquisition of a new laser center. The Company commenced a private offering of stock for $1,000,000 and expects to sell stock over the next several quarters to fund its capital needs required to grow its operations.

     Management is not aware of any known trends, events, or uncertainties that could have a material impact on the Company's short-term or long-term liquidity. Management expects to address any future liquidity needs through the issuance of debt and/or equity securities, bank loans, loans from shareholders, and lease financing of equipment. There can be no assurance that any such financing will be available when needed and on terms favorable to the Company. At this time, the Company does not have any material commitments for capital expenditures.

PLAN OF OPERATION

     During the first quarter, LightTouch was pleased to announce the closing of its acquisition of its third Cosmetic Laser Center in South Carolina. The acquisition of Dr. Harley Freiberger's center in Charleston, SC was a first step to acquiring a large number of centers over the next two years. In addition, Dr. Freiberger's reputation and experience in the Cosmetic Laser Industry is a welcome addition. He will serve as medical director, and is certified by the American Board of Dermatology, The American Board of Cosmetic Surgery, and the American Board of MOHS Micrographic Surgery. In addition to the acquisition, LightTouch has had a tremendous response from the medical community of Dermatologist and Plastic Surgeons interested in joining the LightTouch Team. Management believes that it can build strong brand name recognition for centers and create operating efficiencies through economies of scale. LightTouch has signed a Letter of Intent to acquire an additional center in Kentucky and expects that transaction to close in the second quarter of 2000.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES

                  Not Applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

ITEM 5.           OTHER INFORMATION

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS

-------------------- -------------------------------------------------------------------------------------------------
    REGULATION
    S-B Number       Document
-------------------- -------------------------------------------------------------------------------------------------
        2.1          Agreement and Plan of Share Exchange (1)<F1>
-------------------- -------------------------------------------------------------------------------------------------
        2.2          Asset Purchase Agreement dated March 29, 2000 (2))<F2>
-------------------- -------------------------------------------------------------------------------------------------
        3.1          Amended and Restated Articles of Incorporation (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------
        3.2          Bylaws (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------
       10.1          Lease Agreement with Intram Investment Corporation dated July 30, 1997 (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------
       10.2          Lease Agreement with Intram Investment Corporation dated August 22, 1997 (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------
       10.3          Promissory Note to Intram Investment Corporation dated January 20, 1998 (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------
       10.4          Lease Agreement with Intram Investment Corporation dated July 31, 1998 (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------
       10.5          Promissory Note to Intram Investment Corporation dated August 24, 1998 (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------
       10.6          Promissory Note to Intram Investment Corporation dated September 1, 1998 (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------
       10.7          Promissory Note to Intram Investment Corporation dated September 4, 1998 (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------
       10.8          Lease Agreement with Intram Investment Corporation dated October 23, 1998 (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------
       10.9          Promissory Note to Intram Investment Corporation dated November 12, 1998 (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------
       10.10         Promissory Note to Intram Investment Corporation dated January 28, 1999 (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------
       10.11         Purchase  Agreement between Tri-State Laser Corporation and Light Touch Vein & Laser, Inc. dated
                     January 15, 1999 (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------
       10.12         Lease Agreement with Intram Investment Corporation dated February 19, 1999 (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------

-------------------- -------------------------------------------------------------------------------------------------
       10.13         Lease Agreement with Gregory F. Martini dated March 31, 1999 (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------
       10.14         Lease Agreement with Intram Investment Corporation dated April 1, 1999 (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------
       10.15         Medical Director and Administrative Service Agreement (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------
       10.16         1999 Stock Option Plan (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------
       10.17         License and Distribution Agreement with VMM Enterprises, Inc. (1))<F1>
-------------------- -------------------------------------------------------------------------------------------------
       10.18         Promissory Note dated March 29, 2000 (2))<F2>
-------------------- -------------------------------------------------------------------------------------------------
       10.19         National Medical Director Agreement with Harley F. Freiberger, M.D. dated March 29, 2000 (2))<F2>
-------------------- -------------------------------------------------------------------------------------------------
       10.20         South Carolina Medical Director and Administrative Services Agreement dated March 29, 2000 (2))<F2>
-------------------- -------------------------------------------------------------------------------------------------
        21           Subsidiaries of the Registrant (1))<F2>
-------------------- -------------------------------------------------------------------------------------------------
        27           Financial Data Schedule
-------------------- -------------------------------------------------------------------------------------------------

(1))<F1> Incorporated by reference to the exhibits filed with the  Registration  Statement on Form 10-SB,  File No.
         0-29301.
(2))<F2> Incorporated  by  reference  to the  exhibits  filed with the  current  report on Form 8-K dated March 31,
         2000, File No. 0-29301.

          B)   REPORTS ON FORM 8-K:

          The registrant filed a report on Form 8-K dated March 31, 2000, reporting under Item 2. Acquisition or Disposition of Assets, the acquisition of assets pursuant to the terms of an Asset Purchase Agreement with Harley F. Freiberger, M.D., dba the Charleston Dermatology and Cosmetic Surgery Center. The required financial statements are to be filed by means of an amendment to the Form 8-K.


                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LIGHTTOUCH VEIN & LASER, INC.
                                       (Registrant)


Date:    May 18, 2000                  By: /S/ GREGORY F. MARTINI
                                          --------------------------------------
                                              Gregory F. Martini, President
                                              (Principal financial officer)