Form 10QSB
period 2000-06-30
LIGHTTOUCH VEIN & LASER INC
filed 2000-08-21
CIK 1104265

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]             QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934
                  For the quarterly period ended: June 30, 2000

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes X   No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:


            8,122,431 shares of Common Stock, $.001 par value, as of
                                  June 30, 2000

    Transitional Small Business Disclosure Format (check one);   Yes       No X

                  LIGHTTOUCH VEIN & LASER, INC. AND SUBSIDIARY

                      Condensed Consolidated Balance Sheets


                                                       June 30,       December 31,
                     ASSETS                              2000            1999
                                                      -----------     ------------
                                                      (Unaudited)
Current assets:
  Cash                                                $   118,494      $   2,391
  Accounts receivable - trade                              31,298         58,021
  Accounts receivable - other                              83,910            -
  Prepaid expenses                                         13,885            -
                                                      ------------     ----------
    Total current assets                                  247,587         60,412
                                                      ------------     ----------

Property and equipment - net                              573,922         84,292
                                                       ------------     ----------

Other assets:
  Intangible assets - net                                 233,211         20,000
  Deposits and other                                       16,043            -
                                                      ------------     ----------
                                                          249,254         20,000
                                                      ------------     ----------






                                                      $ 1,070,763      $ 164,704
                                                      ============     ==========


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                       June 30,       December 31,
                                                         2000            1999
                                                      -----------     ------------
                                                      (Unaudited)
Current liabilities:
  Accounts payable                                    $   228,469      $ 124,497
  Deferred compensation                                   575,000            -
  Other current liabilities                                60,847         59,098
  Capital lease obligation-current portion                 33,745            -
                                                      ------------     ----------
    Total current liabilities                             898,061        183,595
                                                      ------------     ----------

Long-term liabilities:
  Long-term debt                                          590,747            -
  Capital lease obligation-less current portion            73,696            -
                                                      ------------     ----------
                                                          664,443            -
                                                      ------------     ----------

Shareholders' equity (deficit):
  Common stock, $.001 par value,
    100,000,000, shareS authorized; 8,122,431
    and 7,500,000 shares issued and outstanding             8,122          7,500
  Preferred stock, $.001 par value,
     25,000,000 shares authorized;
     no shares issued or outstanding                          -              -
  Additional paid-in capital                            1,126,878        904,500
  Note receivable exchanged for
    common stock                                          (92,966)       (99,445)
  Accumulated deficit                                  (1,533,775)      (831,446)
                                                      ------------     ----------
                                                         (491,741)       (18,891)
                                                      ------------     ----------

                                                      $ 1,070,763      $ 164,704
                                                      ============     ==========

                  LIGHTTOUCH VEIN & LASER, INC. AND SUBSIDIARY

      Condensed Consolidated Statements of Operations and Retained Deficit
                                   (Unaudited)


                                                               For The Three Months Ended              For The Six Months Ended
                                                             June 30, 2000    June 30, 1999         June 30, 2000    June 30, 1999
                                                             -------------    -------------         -------------    -------------
Net sales:
  Cosmetic laser services                                     $   778,810      $   658,223           $ 1,329,575      $ 1,154,054
  Laser sales and service                                          77,329           81,955               164,971          177,909
                                                              ------------     ------------          ------------     ------------
                                                                  856,139          740,178             1,494,546        1,331,963

Cost of sales                                                     409,762          411,787               734,593          860,143

General and administrative                                      1,207,235          272,683             1,537,662          499,521
                                                              ------------     ------------          ------------     ------------
    Loss from operations                                         (760,858)          55,708              (777,709)         (27,701)

Other income (expense) - net                                       61,786              -                  95,909           (6,784)

Interest expense                                                  (18,652)         (38,476)              (20,529)         (74,543)
                                                              ------------     ------------          ------------     ------------
    Income before provision for income tax                       (717,724)          17,232              (702,329)        (109,028)

Provision for income tax                                              -                -                     -                -
                                                              ------------     ------------          ------------     ------------
    Net income (loss)                                            (717,724)          17,232              (702,329)        (109,028)

Retained deficit - beginning of period                           (816,051)        (606,429)             (831,446)        (480,169)
                                                              ------------     ------------          ------------     ------------
Retained deficit - end of period                              $(1,533,775)     $  (589,197)          $(1,533,775)     $  (589,197)
                                                              ============     ============          ============     ============
Earnings per common share:
    Basic                                                     $     (0.11)     $       0.00          $     (0.11)     $     (0.02)
                                                              ============     ============          ============     ============
    Diluted                                                   $     (0.11)     $       0.00          $     (0.11)     $     (0.02)
                                                              ============     ============          ============     ============

                  LIGHTTOUCH VEIN & LASER, INC. AND SUBSIDIARY

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                               For The Three Months Ended              For The Six Months Ended
                                                             June 30, 2000    June 30, 1999         June 30, 2000    June 30, 1999
                                                             -------------    -------------         -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                           $  (717,724)      $   17,232           $  (702,329)     $  (109,028)
  Depreciation                                                     30,799              -                  41,582              -
  Amortization                                                     12,761              -                  14,011              -
  Effect of change in operating assets and liabilities:
    Accounts receivable                                           (16,239)           9,005                11,937           17,466
    Prepaid expenses and other assets                             (16,517)             -                 (26,412)           3,695
    Accounts payable and accrued expenses                          48,383           (6,097)               83,620           18,128
    Deferred compensation                                         575,000              -                 575,000              -
                                                              ------------     ------------          ------------     ------------
      Net cash provided (used) by operating activities            (83,537)          20,140                (2,591)         (69,739)
                                                              ------------     ------------          ------------     ------------
Cash flows from investing activities:
  Capital expenditures                                            (12,672)         (17,225)              (27,789)         (28,705)
  Collections on notes receivable                                   3,272            5,175                 6,479            5,175
                                                              ------------     ------------          ------------     ------------
      Net cash used by investing activities                        (9,400)         (12,050)              (21,310)         (23,530)

Cash flows from financing activities:
  Bank overdraft                                                      -              3,059                   -              3,059
  Proceeds from issuance of debt                                      -                -                     -            100,000
  Repayments of debt                                                  -            (35,763)                  -           (190,778)
  Proceeds from issuance of common stock                          153,000              -                 153,000          125,000
  Repayments on capital lease                                      (8,199)             -                 (12,996)             -
                                                              ------------     ------------          ------------     ------------
      Net cash provided (used) by financing activities            144,801          (32,704)              140,004           37,281
                                                              ------------     ------------          ------------     ------------

Net change in cash                                                 51,864          (24,614)              116,103          (55,988)

Cash - beginning of period                                         66,630           24,614                 2,391           55,988
                                                              ------------     ------------          ------------     ------------
Cash - end of period                                          $   118,494      $       -             $   118,494      $       -
                                                              ============     ============          ============     ============

Supplemental disclosure of non-cash activities:
  Cash paid during the period for:
    Interest                                                  $     3,187      $    38,478           $     5,064      $    74,544
                                                              ============     ============          ============     ============
  Equipment acquired through capital lease                    $       -        $       -             $   101,894      $       -
                                                              ============     ============          ============     ============
  Equipment, intangibles and other assets acquired
    by issuing note payable and assumption of liabilities     $       -        $   701,392           $   701,392      $       -
                                                              ============     ============          ============     ============

                          LIGHTTOUCH VEIN & LASER, INC.
                          NOTES TO FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year. The December 31, 1999 Balance Sheet data was derived from audited Financial Statements, but does not include all disclosures required by generally accepted accounting principles.

The June 30, 2000 balance sheet reflects the acquisition of The Charleston Dermatology and Cosmetic Surgery Center, which was entered into March 29, 2000. The Statements of Operations for the three and six months ended June 30, 2000 reflect the operations of The Charleston Dermatology and Cosmetic Surgery Center for three months because the acquisition was accounted for as a purchase at the end of March 2000.

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

                          LIGHTTOUCH VEIN & LASER, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         As of March 31, 2000, LightTouch completed its acquisition of a cosmetic laser center in Charleston, South Carolina. This acquisition impacted the balance sheet as of June 30, 2000, since it was made through the issuance of a non-interest bearing note in the amount of $700,000. Accounts receivable of $69,125, property and equipment of $401,529, intangible assets of $227,221, and other assets of $3,526 were acquired and accounts payable of $92,102 and capital leases of $13,543 were assumed. The statements of operations for the three and six months ended June 30, 2000 were also affected, as they reflect the operations of the acquired center for the entire second fiscal quarter.

BALANCE SHEET DATA:

                                               June 30, 2000                December 31, 1999
Working capital deficit...........           $        (650,474)             $        (123,183)
Long-term debt....................           $         664,443              $               0
Total assets......................           $       1,070,763              $         164,704
Shareholders' deficit.............           $        (491,741)             $         (18,891)


STATEMENT OF OPERATIONS DATA:

                                             Three Months Ended            Three Months Ended
                                                June 30, 2000                 June 30, 1999
Net sales.........................           $         856,139             $         740,178
Income (loss) from operations.....           $        (760,858)            $          55,708
Net income (loss).................           $        (717,724)            $          17,232

                                              Six Months Ended              Six Months Ended
                                                June 30, 2000                 June 30, 1999
Net sales.........................           $       1,494,546             $       1,331,963
Loss from operations..............           $        (777,709)            $         (27,701)
Net loss..........................           $        (702,329)            $        (109,028)

RESULTS OF OPERATIONS

         LightTouch sales increased at the company's flagship location in Cincinnati, Ohio from $638,408 in the first three months of 2000 to $659,793 in the second quarter of 2000, and total sales increased to $856,139 in the second quarter due to the acquisition of South Carolina's center. LightTouch did experience a decline in same store sales of 10.9% in the second quarter of 2000 compared to the second quarter of 1999. The decrease in sales from 1999 to 2000 is mainly due to the company's focus on higher margin treatments and services. The Company's

Cincinnati, Ohio location sales declined by $82,710 in the second quarter year over year, and the Cost of Goods Sold decreased by $94,830 during the same period. As a result of managements focus on higher margin treatments and services, the company's gross margin increased from 44.9% to 52.1% year over year.

         LightTouch continues to focus on improving its gross margins and in addition to the improvement in the second quarter from 44.9% to 52.1%, the company improved from 35.4% to 50.8% for the Six Months Ending 1999 to 2000. This improvement has come at the expense of giving up lower margin revenues to our competitors but improving our quality of service to our customers. The majority of the revenue decline came in the form of lower hair removal and endermology sales, as well as a decline in mobile laser revenues. Competition in both hair removal and endermology continued to grow and the cost of providing services also increased due to a change in Ohio law which now requires nurses or physicians to provide hair removal services. Management believes that over the long term these changes will be good for LightTouch, due to eliminating some of our competitors now providing services that will be forced to cease their operations, but in the short term it has increased the Company's cost to hire and train new personnel to provide certain laser treatments.

         During the second quarter, the Company has focused on its growth strategy to increase the number of centers it operates to provide aesthetic cosmetic procedures. This focus has required the Company to increase the number of employees and increase its dependence on outside professionals to implement this strategy. The Company has closed its acquisition of South Carolina, negotiated and signed an acquisition agreement with Blue Grass Dermatology and Skin Surgery Center and Center for Weight Control in Lexington, Kentucky, and negotiated and signed a merger agreement with Vanishing Point, Inc. on August 15, 2000. Due to these transactions and in anticipation of others currently being negotiated, the Company experienced a significant increase in its General and Administrative expenses from $272,683 to $1,207,235 in the second quarter ended June 2000. The majority of the increase was a non-cash payment to acquire the services of Dr. Harley Freiberger in South Carolina to assume the role of National Medical Director. His compensation includes a $575,000 payment in LightTouch's Common Stock. In addition, LightTouch had significant accounting, legal, marketing and other expenses related to the closing of the South Carolina acquisition totaling more than $100,000 in the quarter. The Company expects to continue to see increased General & Administrative expenses as it builds its corporate infrastructure and moves aggressively to acquire new centers and make strategic acquisitions.

         Included in the increase of General & Administrative expenses is $112,000 increase in personnel and office expenses associated with the corporate staff hired to facilitate the Company's growth. The Company added a Chief Operating Officer, Wayne Perrone, a Chief Administrative Officer, Abe Hatem, and an assistant. In addition, the Company hired Ginny Fisher as Senior Vice President of Sales and Public Relations in anticipation of opening Cincinnati's satellite location in Northern, Kentucky. It is anticipated the Company will open in Northern, Kentucky in early September 2000. The start up cost of opening Northern, Kentucky is approximately $50,000, of which the Company has already expensed $20,000 in the second quarter 2000.

         Management believes that the significant increase in Selling, General and Administrative Expenses are justified based upon the growing opportunities in the market place for cosmetic products and services. Selling, General and Administrative Expenses should continue to decline as a percent of sales as the Company implements its rapid growth strategy.

LIQUIDITY AND CAPITAL RESOURCES

         Since August 1997, LightTouch has been financed primarily through the sale of stock and loans from its officers. At December 31, 1999, the Company had working capital deficit of $123,183, and at June 30, 2000, the Company's working capital deficit increased to $650,474 solely due to the acquisition of the South Carolina laser center. Included in the $650,474 is $575,000 of a non-cash issuance of LightTouch's Common Stock to Dr. Harley Freiberger to assume the role of National Medical Director. After taking into account this $575,000 non-cash transaction, the company's working capital deficit improved to $75,474 at June 30,2000.

         The Company commenced a private offering of stock for $1,000,000 and expects to sell stock over the next several quarters to fund its capital needs required to grow its operations. During the three months ended June 30, 2000, the Company obtained proceeds of $153,000 from the sale of its common stock.

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

PLAN OF OPERATION

         During the second quarter, LightTouch continued to explore new acquisitions that would help the company expand its presence throughout the United States. In early July, the Company was able to complete the acquisition of Bluegrass Dermatology and Skin Surgery Center, P.S.C. and Center for Weight Control, PSC. This acquisition in Lexington, Kentucky is strategically located just 70 miles south of the Company's current Headquarters in Cincinnati, Ohio. Also the company negotiated and later signed on August 15, 2000 a merger agreement to acquire Vanishing Point, Inc., a North Carolina based company that has six centers located in New York, San Francisco, and Florida. The Company believes that this merger will establish LightTouch as one of the leading providers of advanced cosmetic treatments in the United States. The Company also believes that it will gain an extremely talented and experienced management team, and add significant depth and expertise to its Board of Directors. The combined entity plans to brand its products under the Vanishing Point name and aggressively grow its clinic base throughout the country.

         Upon consummation of the merger, Melisse Shaban is expected to be named Co-CEO and President and Glen Shipley is expected to join as Chief Financial Officer. Both Melisse and Glen bring years of experience in the retail cosmetics businesses and medical practice management businesses. In addition, LightTouch will add Halley S. Faust, MD, Joanna R. Gallanter, and Melisse Shaban to its Board of Directors. This gives a breadth of experience in financial vehicles, medical technologies and retail expansion models, and the proven expertise required to provide scalability while creating shareholder value. With Vanishing Point, the Company will create a branded concept that promises to deliver the next generation of aesthetic solutions to a broad and rapidly expanding consumer base. The combined market for all the Company's products and services is estimated at $12.5 billion, and includes corrective skin care products, permanent hair reduction, advanced aesthetic procedures, and dietary supplements. Combined, the two companies have treated over 40,000 clients with a broad range of products and services in a total of ten locations nationwide.

         Management believes that LightTouch and Vanishing Point combined will create the nation's leading affiliate provider of ancillary aesthetic products and services. The two companies combined will create an upscale proprietary consumer brand that will be exclusively distributed through its affiliate partnership programs to leading physicians, spas, salons, and owned centers. When the merger is completed, the Company will own 10 aesthetic centers located in New York, California, Florida, Ohio, Kentucky, and South Carolina, with Pro-Forma Sales expected to exceed $10 million over the next twelve months. Within these centers, the combined entity has performed over 400,000 aesthetic procedures making the Company a leader in the field of health aesthetics.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by the Company in periodic press releases and oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) competition; (3) demographic changes; (4) the relative stability of the debt and equity markets; (5) government regulations particularly those related to health aesthetics; and (6) other factors over which the Company has little or no control.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  In April 2000, the registrant issued 571,429 shares of Common Stock to Dr. Harley F. Freiberger as compensation under the terms of the National Medical Director Agreement dated March 29, 2000. The shares are subject to forfeiture and vest over the year ended April 1, 2001. Compensation expense of $2,300,000 will be recorded over the term of the agreement. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

                  In April 2000, the registrant sold 51,000 shares of Common Stock at $3.00 per share for total proceeds of $153,000 to 3 accredited investors pursuant to the exemption from registration contained in Rule 506 of Regulation D under the Securities Act of 1933. No underwriters were used and no commissions were paid.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

ITEM 5.           OTHER INFORMATION

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a)       Exhibits

    Regulation
    S-B Number           Document

        2.1          Agreement and Plan of Share Exchange (1)<F1>
        2.2          Asset Purchase Agreement dated March 29, 2000 (2)<F2>
        2.3          Agreement of Merger dated June 8, 2000 (3)<F3>
        3.1          Amended and Restated Articles of Incorporation (1)<F1>
        3.2          Bylaws (1)<F1>
       10.1          Lease Agreement with Intram Investment Corporation dated July 30, 1997 (1)<F1>
       10.2          Lease Agreement with Intram Investment Corporation dated August 22, 1997 (1)<F1>
       10.3          Promissory Note to Intram Investment Corporation dated January 20, 1998 (1)<F1>


       10.4          Lease Agreement with Intram Investment Corporation dated July 31, 1998 (1)<F1>
       10.5          Promissory Note to Intram Investment Corporation dated August 24, 1998 (1)<F1>
       10.6          Promissory Note to Intram Investment Corporation dated September 1, 1998 (1)<F1>
       10.7          Promissory Note to Intram Investment Corporation dated September 4, 1998 (1)<F1>
       10.8          Lease Agreement with Intram Investment Corporation dated October 23, 1998 (1)<F1>
       10.9          Promissory Note to Intram Investment Corporation dated November 12, 1998 (1)<F1>
       10.10         Promissory Note to Intram Investment Corporation dated January 28, 1999 (1)<F1>
       10.11         Purchase  Agreement between Tri-State Laser Corporation and Light Touch Vein & Laser, Inc.
                      dated January 15, 1999(1)<F1>
       10.12         Lease Agreement with Intram Investment Corporation dated February 19, 1999 (1)<F1>
       10.13         Lease Agreement with Gregory F. Martini dated March 31, 1999 (1)<F1>
       10.14         Lease Agreement with Intram Investment Corporation dated April 1, 1999 (1)<F1>
       10.15         Medical Director and Administrative Service Agreement (1)<F1>
       10.16         1999 Stock Option Plan (1)<F1>
       10.17         License and Distribution Agreement with VMM Enterprises, Inc. (1)<F1>
       10.18         Promissory Note dated March 29, 2000 (2)<F2>
       10.19         National Medical Director Agreement with Harley F. Freiberger, M.D. dated March 29, 2000 (2)<F2>
       10.20         South Carolina Medical Director and Administrative Services Agreement dated March 29, 2000 (2)<F2>
       10.21         Employment agreement with Wayne Perrone (1)<F1>
       10.22         Promissory Note dated June 8, 2000 (3)<F3>
       10.23         Leasehold Mortgage and Security Agreement dated June 8, 2000 (3)<F3>
       10.24         Security Agreement dated June 8, 2000 (3)<F3>
       10.25         Medical Director and Administrative Services Agreement dated June 8, 2000 (3)<F3>
        21           Subsidiaries of the Registrant (1)<F1>
        27           Financial Data Schedule

(1)<F1>  Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No. 0-29301.
(2)<F1>  Incorporated by reference to the exhibits filed with the current report on Form 8-K dated March 31, 2000, File No. 0-29301.
(3)<F1>  Incorporated by reference to the exhibits filed with the current report on Form 8-K dated June 8, 2000, File No. 0-29301.

                  b)       REPORTS ON FORM 8-K:

                  On April 14, 2000, the registrant filed a report on Form 8-K dated March 31, 2000, reporting under Item 2. Acquisition or Disposition of Assets, the acquisition of assets pursuant to the terms of an Asset Purchase Agreement with Harley F. Freiberger, M.D., d.b.a. the Charleston Dermatology and Cosmetic Surgery Center. The Form 8-K was amended by filings made on May 8, 2000 and June 1, 2000 to file the required exhibits and financial statements.

                  On June 22, 2000, the registrant filed a report on Form 8-K dated June 8, 2000, reporting under Item 2. Acquisition or Disposition of Assets, the acquisition of assets pursuant to On June 8, 2000, the registrant consummated the acquisition of Bluegrass Dermatology and Skin Surgery Center, P.S.C. and Center for Weight Control, PSC, pursuant to the terms of an Agreement of Merger. The required financial statements will be filed by means of an amendment to the Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LIGHTTOUCH VEIN & LASER, INC.
                                       (Registrant)



Date:    August 18, 2000               By:/S/GREGORY F. MARTINI
                                          --------------------------------------
                                          Gregory F. Martini, President
                                          (Principal financial officer)