Form 10KSB
period 2006-12-31
LIGHTTOUCH VEIN & LASER INC
filed 2007-11-05
CIK 1104265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2006
                          -----------------

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number 0-29301

                          LightTouch Vein & Laser, Inc.
                 (Name of small business issuer in its charter)

            Nevada                                       87-0575118
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                         Identification No.)

 4764 South 900 East, Suite 3                 84117
 ----------------------------                 -----
(Address of principal executive offices)    (Zip Code)

                    Issuer's telephone number (801) 550-1055

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class Name of each exchange on which registered
                               None Not Applicable
                               ---- --------------

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No[]

         State issuer's revenues for its most recent fiscal year. $ 0.00

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days: The registrant's common stock has had limited trading volume. On September 7, 2007 the average bid and asked price of the common stock was $0.01, resulting in an aggregate market value of $159,690 for non-affiliated stock.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 7, 2007, the registrant had 15,969,007 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement, and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes:
None

                                     PART I

Item 1. Description of Business

LightTouch Vein & Laser, Inc. (the "Company") was incorporated in Nevada on May 1, 1981 under the name Strachan, Inc. The Company's initial business endeavors proved unsuccessful and were terminated. Effective October 1, 1999, it acquired Lighttouch Vein & Laser, Inc. a company incorporated on March 12, 1997, under the laws of the state of Ohio. Through Lighttouch Vein & Laser, the Ohio corporation, the Company engaged in the laser and cosmetic surgery business. After the acquisition of Lighttouch Vein & Laser, the Ohio corporation, the Company changed its name to LightTouch Vein & Laser, Inc. After several additional acquisitions of laser and cosmetic surgery centers, the Company was unable to support its expanded operations or the debt associated with the acquisitions. Management determined, the laser and cosmetic surgery business could not be successful, particularly with new regulations requiring MD's be present in all facilities and perform certain procedures. Accordingly, the directors terminated the operations of the Company and began liquidating the subsidiaries either through filing bankruptcy on the subsidiaries or closing the subsidiaries down and paying any creditors of the subsidiaries out of funds available.

Since the termination of operations, the Company has had no revenue producing operations and is considered a development stage enterprise. The Company is currently seeking an acquisition or merger with an operating entity and has received loans from a shareholder, issued shares of its common stock, and may raise capital through the issuance of its common stock to further these efforts. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, seek such business opportunity in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors. The selection of a business opportunity in which to participate is complex and risky and the Company has only limited resources that it may use to find good business opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management. The Company will select a potential business opportunity based on management's business judgment and potentially could act without the consent, vote or approval of the Company's shareholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital. See Item 6(a) Plan of Operations in this report.

Item 2. Description of Property

The Company does not maintain an administrative office but utilizes the office of the Company's president, Ed Bailey, for business correspondence. Without current operations, the Company does not believe that it is necessary to have an business office.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market information - The principal market for the Company's common stock is the Pink Sheets under the symbol "LTVL." The following high and low bid prices for the Company's Common Stock is based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company's common stock has traded sporadically and in low volume. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.

Quarter Ended              High Bid Low Bid

December 2006              $0.02            $0.01
September 2006             $0.02            $0.01
June 2006                  $0.05            $0.02
March 2006                 $0.05            $0.02

December 2005              $0.05            $0.02
September 2005             $0.05            $0.02
June 2005                  $0.05            $0.02
March 2005                 $0.05            $0.02

December 2004              $0.05            $0.04
September 2004             $0.05            $0.04
June 2004                  $0.05            $0.04
March 2004                 $0.05            $0.04

Holders - At September 7, 2007, the Company had approximately 89 shareholders of record based on information obtained from the Company's transfer agent.

Dividends - Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operations

Special Note Regarding Forward-Looking Statements

This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company's financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward-looking statements."

a) Plan of Operations

Overview:

The Company has not had revenues from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company's current operations have consisted of taking such action, as management believes necessary, to prepare to seek an acquisition or merger with an operating entity. The Company has obtained loans from a shareholder. The Company may also issue shares of its common stock to raise equity capital. The Company's sole officer and director has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status and in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements. Beyond the financial arrangements herein, the Company has not entered into a definitive agreement with this shareholder, or anyone else, regarding the receipt of future funds to meet its capital requirements. However, management anticipates that whatever reasonable financial requirements may be necessary to further its plan of operations, the Company's sole officer and director will continue to provide such financial resources to the Company as needed during the next twelve months.

Nevertheless, the Company's financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the financial statements and elsewhere in this report, the Company is in the development stage and has not established any source of revenue to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's sole officer and director has paid on behalf of the Company certain costs and as of December 31, 2006, the Company owed him $2,616. The Company in anticipation of additional cost to bring the Company current on all of its reporting obligations has entered into a credit line for up to $7,500. Under the terms of the credit line, the notes drawn on the line can be converted into shares of the Company's common stock at the rate of $0.001 per share of common stock received. The terms of these promissory notes require that repayment be made in full with accrued interest at a rate of six percent per annum the earlier of December 31, 2007 or within five days of the merger or acquisition between the Company and another corporation or entity that has operations.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet these financial requirements. On December 31, 2006, the Company's debts were $3,196 with no assets. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, attempt to acquire any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors. Consequently, if and when a business opportunity is selected, such business opportunity may not be in an industry that is following general business trends.

The selection of a business opportunity in which to participate is complex and risky. Additionally, the Company has only limited resources and this fact may make it more difficult to find good opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment. At the present time, only Mr. Bailey serves in management and allowing only one individual to exercise his business judgment in the selection of a business opportunity for the Company presents a significant risk to the Company's shareholders. The Company may acquire or participate in a business opportunity based on the decision of management that potentially could act without the consent, vote, or approval of the Company's shareholders.

Since it terminated operations, the Company has not generated any revenue and it is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge. However, the Company is not restricting its search to those business opportunities that have profitable operations. Even though a business opportunity is acquired that has revenues or gross income, there is no assurance that profitable operations or net income will result there from. Consequently, even though the Company may be successful in acquiring a business opportunity, such acquisition does not assume that a profitable business opportunity is being acquired or that shareholders will benefit through an increase in the market price of the Company's common stock.

The acquisition of a business opportunity, no matter what form it may take, will almost assuredly result in substantial dilution for the Company's current shareholders. Inasmuch as the Company only has its equity securities (its common and preferred stock) as a source to provide consideration for the acquisition of a business opportunity, the Company's issuance of a substantial portion of its authorized but unissued common stock is the most likely method for the Company to consummate an acquisition. The issuance of any shares of the Company's common stock will dilute the ownership percentage that current shareholders have in the Company.

The Company does not intend to employ anyone in the future, unless its present business operations were to change. Mr. Bailey does not have a contract to remain with the Company over any certain time period and may resign his position prior to the time that a business opportunity is located and/or business reorganization takes place.

At the present time, management does not believe it is necessary for the Company to have an administrative office and utilizes the mailing post office box of the Company's president for business correspondence. The Company intends to reimburse management for any out of pocket costs other than those associated with maintaining the post office box.

c) Off-balance sheet arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 7. Financial Statements

The Company's financial statements are presented immediately following the signature page to this Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its principal independent accountants with respect to accounting practices or procedures or financial disclosure. The Company's last outside auditors were retained prior to 2000. In 2006, the Company retained Child, Van Wagoner and Bradshaw, PLLC to serve as its independent auditors. Before the appointment of Child, Van Wagoner and Bradshaw, PLLC, the Company had not employed an independent auditor since 2000.

Item 8A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Management believes that the disclosure controls and procedures (as defined in Sections 13a-14c and 15d-14c of the Securities Exchange Act of 1934, as amended) are adequate, based on its evaluation of such disclosure controls and procedures within 90 days of this filing.

(b) Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 8B. Other Information

None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the name, age, and position of each executive officer and director and the term of office.

Name        Age      Position                          Director or Officer Since
----        ---      --------                          -------------------------
Ed Bailey    47      President, Secretary, Treasurer,
                     Director                           2006

Set forth below is certain biographical information regarding the Company's executive officer and director.

Ed Bailey, president and director, has been the President of Maven Strategic Partners, a business consulting firm for the past eight years and a Partner in Vision Capital Partners, a private equity and asset management firm for the past four years. Vision Capital Partners focuses in underwriting, investing and joint venture investing with other private equity funds. Ed graduated from the University of Utah with a Bachelors degree in Business.

To the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

(1) Has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

(2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:
         (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;
         (ii) Engaging in any type of business practice;
         (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) Was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance With Section 16(A) Of The Exchange Act

The Company's sole officer and director filed an initial form 3 late. The Company is not aware of any other late reports filed by officers, directors and ten percent shareholders during the last two years.

Item 10. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries' chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2006, the end of the Company's last completed fiscal year):


                           Summary Compensation Table

                                                                            Non-Equity             All
      Name and                                       Stock     Option      Incentive Plan         Other
 Principal Position   Year     Salary     Bonus     Awards     Awards       Compensation       Compensation      Total
-------------------   ----     -------    ------    ------     ------       ------------       ------------      -----
Ed Bailey,             2006      -0-       -0-        -0-        -0-            -0-                 -0-           -0-
CEO, President         2005      -0-       -0-        -0-        -0-            -0-                 -0-           -0-
                       2004      -0-       -0-        -0-        -0-            -0-                 -0-           -0-

Cash Compensation - No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2006, 2005, and 2004.

Bonuses and Deferred Compensation - None

Compensation Pursuant to Plans - None

Pension Table - None

Other Compensation - None

Compensation of Directors - None

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of September 12, 2007, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 15,969,007 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

                                                     Amount and Nature of
Title of Class    Name of Beneficial Owner           Beneficial Ownership (1)           Percent of Class
--------------    ------------------------           ------------------------           ----------------
Common            Colin C. Herd                               2,185,500                           13.69%

Common            Interwest Partners VI, LP                   1,539,635                            9.64%

Common            Intram Investment Corporation                 958,075                            6.00%

Common            Jerome Capital, LLC                         2,090,491                           13.09%

                  Name of Officer, Director          Amount and Nature of
Title of Class    and Nominee                        Beneficial Ownership (1)           Percent of Class
--------------    -----------                        ------------------------           ----------------

Common            Ed Bailey                                   7,300,640                           31.37%

Common            All Officers and Directors
                  as a Group                                         -0-                             -0-

(1) All shares are owned directly, beneficially and of record; and each shareholder has sole voting, investment, and dispositive power, unless otherwise noted.
(2) Assumes conversion of the promissory note owed to Mr. Bailey for $7,300.64 as of August 20, 2007. The note is convertible at $0.001 per share. As such Mr. Bailey would receive 7,300,640 shares on conversion of the note.

ITEM 12. Certain Relationships and Related Transactions

Transactions with management and others

The sole officer and director has been providing loans to the Company. As of December 31, 2006, the sole officer and director has loaned the Company $2,616. As of August 20, 2007, the sole officer and director has loaned the Company $7,300.64. Additionally, the sole officer and director has entered into a credit line with the Company to provide up to $7,500 of additional capital to the Company. Under the terms of the loan and credit agreement, the loan can be converted into shares of the Company's common stock at $0.001 per share.

ITEM 13. Exhibits

Financial Statements - the following financial statements are included in this report:

Title of Document                                             Page

Report of Independent Registered Public Accounting Firm       F-1
Balance Sheet                                                 F-2
Statements of Operations                                      F-3
Statements of Stockholders' (Deficit)                         F-4
Statements of Cash Flows                                      F-5
Notes to Financial Statements                                 F-6-8

Financial Statement Schedules - There are no financial statement schedules included as part of this report

Exhibits - The following exhibits are included as part of this report:

Exhibit           Reference
Number            Number            Title of Document                           Location
3.01              3                 Articles of Incorporation                   Incorporated by reference*

3.02              3                 Amended Articles of Incorporation           Incorporated by reference**

3.03              3                 Amended Articles of Incorporation           Incorporated by reference***

3.04              3                 Bylaws                                      Incorporated by reference*

4.01              4                 Specimen Stock Certificate                  Incorporated by reference*

10                10                Promissory Note                             This Filing

31.01             31                CEO certification Pursuant to 18 USC
                                    Section 1350, as adopted pursuant to
                                    Section 302 of Sarbanes-Oxley Act of 2002   This Filing

31.02             31                CFO certification Pursuant to 18 USC
                                    Section 1350, as adopted pursuant to
                                    Section 302 of Sarbanes-Oxley Act of 2002   This Filing

32.01             32                CEO Certification pursuant to Section 906   This Filing

32.02             32                CFO Certification pursuant to Section 906   This Filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no.0-29301.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company's principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $1,000 for 2006 and $0 for 2005.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees: $0 for 2006 and $0 for 2005.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company's principal accountant for tax compliance, tax advice, and tax planning: $0 for 2006 and $0 for 2005.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company's principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and
(3) Tax Fees: $0 for 2006 and $0 for 2005

(5) The Company does not have an audit committee

(6) Not Applicable

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

              LightTouch Vein & Laser, Inc.

              By:/s/ Ed Bailey
              Ed Bailey, Principal Executive and Financial Officer
              Date:   November 2, 2007

         In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

              By: /s/ Ed Bailey
              Ed Bailey, Principal Executive and Financial Officer
             Date:  November 2, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
LightTouch Vein & Laser, Inc.

We have audited the accompanying balance sheet of LightTouch Vein & Laser, Inc. as of December 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LightTouch Vein & Laser, Inc. as of December 31, 2006, and the results of its operations, stockholders' deficit and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, has a liquidity problem, and requires funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
September 29, 2007

                                    LIGHTTOUCH VEIN & LASER, INC.
                                            BALANCE SHEET
                                          DECEMBER 31, 2006

Assets:
Current assets                                                                   $                   -
                                                                                 ---------------------


Total Assets                                                                     $                   -
                                                                                 =====================

Liabilities and Stockholders' Deficit:
Current liabilities:
   Accounts payable                                                              $                 580
   Payable to officer/director/shareholder                                                       2,616
                                                                                 ---------------------

Total Liabilities                                                                                3,196
                                                                                 ---------------------

Stockholders' deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
   no shares issued and outstanding                                                                  -
Common stock, $0.001 par value, 100,000,000 shares authorized,
   15,969,007 shares issued and outstanding                                                     15,969
Paid-in capital                                                                              7,102,194
Retained deficit                                                                            (7,121,359)
                                                                                 ---------------------

Total Stockholders' Deficit                                                                     (3,196)
                                                                                 ---------------------

Total Liabilities and Stockholders' Deficit                                      $                   -
                                                                                 =====================


         The accompanying notes are an integral part of these financial statements.

                                    LIGHTTOUCH VEIN & LASER, INC.
                                      STATEMENTS OF OPERATIONS

                                                                     Years Ended December 31,
                                                             -----------------------------------------
                                                                   2006                   2005
                                                             ------------------    -------------------
Income from Operations                                       $                -    $                 -
General and Administrative Expenses                                      (2,075)                  (205)
                                                             ------------------    -------------------

Net Loss from Operations                                                 (2,075)                  (205)
                                                             ------------------    -------------------

Other Income and Expenses:
   Gain on disposition of debt                                           20,000                      -
   Interest expense                                                         (53)                  (115)
                                                             ------------------    -------------------

Total Other Income and Expense                                           19,947                   (115)
                                                             ------------------    -------------------

Net Income (Loss)                                            $           17,872    $              (320)
                                                             ==================    ===================


Earnings (loss) per common share                             $             0.00    $             (0.00)
                                                             ==================    ===================


Average weighted number of common shares outstanding                 15,969,007             15,969,007
                                                             ==================    ===================


         The accompanying notes are an integral part of these financial statements.

                          LIGHTTOUCH VEIN & LASER, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                               Common Stock                  Paid-in            Retained
                                         Shares            Amount            Capital            Deficit
                                     ---------------   ---------------    ---------------    ---------------
Balance, December 31, 2004                15,969,007   $        15,969    $     7,102,194    $    (7,138,911)
Net loss for the year                              -                 -                  -               (320)
                                     ---------------   ---------------    ---------------    ---------------

Balance, December 31, 2005                15,969,007            15,969          7,102,194         (7,139,231)
Net income for the year                            -                 -                  -             17,872
                                     ---------------   ---------------    ---------------    ---------------

Balance, December 31, 2006                15,969,007   $        15,969    $     7,102,194    $    (7,121,359)
                                     ===============   ===============    ===============    ===============


         The accompanying notes are an integral part of these financial statements.

                                         LIGHTTOUCH VEIN & LASER, INC.
                                            STATEMENTS OF CASH FLOWS

                                                                                Years Ended December 31,
                                                                         ----------------------------------------
                                                                               2006                  2005
                                                                         ------------------    ------------------
Cash flows from operating activities:
   Net income (loss)                                                     $           17,872    $             (320)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Gain on disposition of debt                                                    (20,000)                    -
     Changes in current assets and liabilities:
        Accounts payable                                                               (488)                  320
        Payable to Officers                                                           2,616                     -
                                                                         ------------------    ------------------

Net Cash Provided by Operating Activities                                                 -                     -
                                                                         ------------------    ------------------

Net Cash Provided by (Used in) Investing Activities                                       -                     -
                                                                         ------------------    ------------------

Net Cash Provided by (Used in) Financing Activities                                       -                     -
                                                                         ------------------    ------------------

Net increase (decrease) in cash                                                           -                     -

Cash at beginning of period                                                               -                     -
                                                                         ------------------    ------------------

Cash at End of Period                                                    $                -    $                -
                                                                         ==================    ==================


              The accompanying notes are an integral part of these
                             financial statements.

                          LIGHTTOUCH VEIN & LASER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006


Note 1:  Summary of Significant Accounting Policies

Organization -

LightTouch Vein & Laser, Inc. (the "Company") was organized under the laws of the State of Nevada on May 1, 1981 under the name of Strachan, Inc. and during 1999, the Company changed its name to its present name. Commencing in 1999 the Company acquired two subsidiary corporations having the name of Lighttouch Vein & Laser, Inc. that were incorporated under the laws of the states of Ohio and South Carolina. During 2000 the Company or its aforementioned subsidiaries acquired The Charleston Dermatology and Cosmetic Surgery Center ("Charleston Dermatology"); Bluegrass Dermatology and Skin Surgery Center, P.S.C.; Center for Weight Control, P.S.C.; and Vanishing Point, Inc. ("Vanishing Point"); all of which became subsidiaries of the Company. During 1999 and 2000, the Company conducted its business operations primarily through its subsidiaries and reported the results of its operations and its financial condition on a consolidated basis. Subsequent to the closing of the Vanishing Point, Inc. acquisition in August 2000, financial difficulties arose which prevented the subsidiary corporations from operating profitably. Each of the Company's subsidiaries ceased operations and in most cases filed for bankruptcy in the applicable federal court, the proceedings of which lasted in some cases through 2005. At the present time the Company is proposing to its shareholders a quasi-reorganization and upon receiving approval of its shareholders, the Company would readjust its capital accounts with the result being that its retained deficit will be eliminated through a reduction in its paid-in capital and the Company will emerge as a development stage enterprise.

Going Concern -

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted on-going operations during the past several years and its current liabilities exceed its current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company's only officer has paid expenses incurred by the Company, which are recorded as a payable to an officer on the Company's balance sheet. The Company is proposing to continue this method of paying for its expenses until other capital raising means have been determined. There is no assurance that the Company will be successful in funding its operations in this manner or in any other manner. In addition, the Company is dependent on its management being willing to serve without monetary remuneration. The Company assumes that its arrangement with management will continue during the next 12 months. The financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

Basis of Presentation -

The financial statements contain the operations of the Company without consolidating its non-operating subsidiaries that are no longer recognized as legal entities in the various states under which they were organized.

Use of Estimates -

These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of revenues and expenses. Actual results could differ from those estimates or assumptions.

Income (Loss) Per Share of Common Stock -

The income (loss) per share of common stock is computed by dividing the net income or (loss) during the period presented by the weighted average number of common shares outstanding during that same period. There were no potential common shares outstanding during any period presented that would result in a dilution to the actual number of common shares outstanding. However, the Company may have a contingent obligation to issue additional shares based on acquisitions that the Company made of entities that became subsidiaries of the Company. Such contingent obligation has not been given consideration in computing the income (loss) per share of common stock (See Note 2: Capital Stock).

Recently Enacted Accounting Standards -

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. This pronouncement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset and permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. At the present time, this pronouncement will not have any effect on the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This pronouncement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company's application of fair value measurement is consistent with this pronouncement.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This pronouncement requires entities to recognize a net liability or asset of their defined benefit pension and other postretirement benefit plans on their balance sheets. At the present time, this pronouncement will not have any effect on the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the present time, this pronouncement will not have any effect on the Company.

Note 2:  Capital Stock

Preferred Stock -

On October 4, 1999, the Company amended and restated its articles of incorporation to authorize the issuance of 25,000,000 shares of preferred stock, $.001 par value, with such rights, preferences, variations and such other designations for each class or series within a class as determined by the Board of Directors. The preferred shares are not convertible into common stock, do not contain any cumulative voting privileges, and do not have any preemptive rights. No shares of preferred stock have been issued.

Common Stock -

On August 15, 2000, the Company acquired Vanishing Point as a wholly owned subsidiary through a triangular reorganization whereby an existing subsidiary of the Company acquired all of the Vanishing Point common stock, options to acquire common stock, warrants, and convertible notes (collectively the "Exchange Securities") in exchange for 8,576,589 shares of the Company's common stock. The conditions of the exchange require that the Exchange Securities be surrendered to the Company's transfer agent and that payment, either in services or in a cash amount, be made to the Company. As a result of the demise of the business operations of the Company's subsidiaries shortly after the Vanishing Point acquisition, both the terms and conditions of surrendering the Exchange Securities were not completed. The Company believes that all properly allowable issuances of the Company's common stock for the Exchange Securities has occurred, but no assurance thereof can be given. See Note 5: Contingent Liabilities.

Note 3:  Related Party Transactions

Commencing in 2006, the Company's sole officer has made advances for and in behalf of the Company to accountants, the Company's transfer agent, for filing fees and other related costs. These advances are shown as current liabilities on the Company's balance sheet and as of December 31, 2006 amount to $2,616.

Note 4:  Note Guarantee

In conjunction with the acquisition of Charleston Dermatology in March 2000, a promissory note in the amount of $700,000 was entered into by the Company's subsidiary making this acquisition and the selling party. The Company guaranteed payment of $20,000 of this note to the selling party. By the end of March 2006, demand had not been made to the Company for the payment of this guaranteed amount and consequently, during the first quarter of 2006 the Company wrote this amount off as a gain on disposition of debt because the statute of limitations for the seller to collect this guaranteed amount had taken effect.

Note 5:  Contingent Liabilities

Subsequent to August 2000, the Company's subsidiaries became subject to various lawsuits including bankruptcy proceedings. Even though the Company may have been named as a defendant in such lawsuits, the Company denied any liability inasmuch as it was not the operating entity that had entered into the agreements that were being litigated and the Company had not made any commitments for the payment of any liabilities incurred by its subsidiaries. Nevertheless, to the extent that the Company was a party to any financial transactions that were not discharged through any subsidiary's bankruptcy proceedings, including any obligations associated with the issuance of its common shares in conjunction with the acquisition of Vanishing Point, the Company may have contingent liabilities.

The Company believes that there are no valid outstanding liabilities from either prior operations or from potential shareholders with respect to the issuance of additional shares of the Company's common stock. If creditors or potential shareholders were to come forward and claim that a liability is owed or that additional shares of common stock should be issued, the Company has committed to contest such claim to the fullest extent of the law. No dollar amount has been accrued in the financial statements for this contingent liability and to the best of the Company's knowledge and belief the financial statements accurately reflect the financial position of the Company as of the dates presented and the Company believes that no contingent liabilities exist.