Form 10QSB
period 2007-03-31
LIGHTTOUCH VEIN & LASER INC
filed 2007-11-05
CIK 1104265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 2007


[]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                           Commission File Number 0-29301

                          LightTouch Vein & Laser, Inc.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                         87-0575118
         ------                                         ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                          4764 South 900 East, Suite 3
                    (Address of principal executive offices)

                                  801-550-1055
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No []

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 15,969,007 shares of $0.001 par value common stock on September 12, 2007

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

                         Part I - FINANCIAL INFORMATION

                          Item 1. Financial Statements
                          LightTouch Vein & Laser, Inc.
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2007

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                          LIGHTTOUCH VEIN & LASER, INC.
                                 BALANCE SHEETS

                                                            March 31,             December 31,
                                                              2007                    2006
                                                       --------------------    --------------------
                                                           (unaudited)
Assets:
Current assets                                         $                  -    $                  -
                                                       --------------------    --------------------


Total Assets                                           $                  -    $                  -
                                                       ====================    ====================

Liabilities and Stockholders' Deficit:
Current liabilities:
   Accounts payable                                    $              1,080    $                580
   Payable to officer/director/shareholder                            2,616                   2,616
                                                       --------------------    --------------------

Total Liabilities                                                     3,696                   3,196
                                                       --------------------    --------------------

Stockholders' deficit:
Preferred stock, $0.001 par value, 25,000,000
  shares authorized, no shares issued and
  outstanding                                                             -                       -
Common stock, $0.001 par value, 100,000,000
  shares authorized, 15,969,007 shares issued
  and outstanding                                                    15,969                  15,969
Paid-in capital                                                   7,102,194               7,102,194
Retained deficit                                                 (7,121,859)             (7,121,359)
                                                       --------------------    --------------------

Total Stockholders' Deficit                                          (3,696)                 (3,196)
                                                       --------------------    --------------------

Total Liabilities and Stockholders' Deficit            $                  -    $                  -
                                                       ====================    ====================


         The accompanying notes are an integral part of these financial statements.

                          LIGHTTOUCH VEIN & LASER, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           For the Three Months Ended March 31,
                                                              2007                         2006
                                                   ---------------------------    -----------------------
Income from Operations                             $                         -    $                     -
General and Administrative Expenses                                       (500)                         -
                                                   ---------------------------    -----------------------

Net Loss from Operations                                                  (500)                         -
                                                   ---------------------------    -----------------------

Other Income and Expenses:
   Gain on disposition of debt                                               -                     20,000
   Interest expense                                                          -                        (31)
                                                   ---------------------------    -----------------------

Total Other Income and Expense                                               -                     19,969
                                                   ---------------------------    -----------------------

Net Income (Loss)                                  $                      (500)   $                19,969
                                                   ===========================    =======================

Earnings (loss) per common share                   $                     (0.00)   $                  0.00
                                                   ===========================    =======================

Average weighted number of

   common shares outstanding                                        15,969,007                 15,969,007
                                                   ===========================    =======================


         The accompanying notes are an integral part of these financial statements.

                          LIGHTTOUCH VEIN & LASER, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                   Common Stock                 Paid-in          Retained
                                              Shares           Amount           Capital          Deficit
                                           -------------    -------------    --------------   ---------------
Balance, December 31, 2004                    15,969,007    $      15,969    $    7,102,194   $    (7,138,911)
Net loss for the year                                  -                -                 -              (320)
                                           -------------    -------------    --------------   ---------------

Balance, December 31, 2005                    15,969,007           15,969         7,102,194        (7,139,231)
Net income for the year                                -                -                 -            17,872
                                           -------------    -------------    --------------   ---------------

Balance, December 31, 2006                    15,969,007           15,969         7,102,194        (7,121,359)
Net loss for the period ended
   March 31, 2007 (unaudited)                          -                -                -               (500)
                                           -------------    -------------    --------------   ---------------

Balance, March 31, 2007 (unaudited)           15,969,007    $      15,969    $    7,102,194   $    (7,121,859)
                                           =============    =============    ==============   ===============


         The accompanying notes are an integral part of these financial statements.

                          LIGHTTOUCH VEIN & LASER, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           For the Three Months Ended March 31,
                                                                                 2007                   2006
                                                                         ---------------------    -----------------
Cash flows from operating activities:
   Net income (loss)                                                     $                (500)   $          19,969
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Gain on dispositon of debt                                                              -              (20,000)
     Changes in current assets and liabilities:
        Accounts payable                                                                   500                   31
        Payable to Officers                                                                  -                    -
                                                                         ---------------------    -----------------

Net Cash Provided by Operating Activities                                                    -                    -
                                                                         ---------------------    -----------------

Net Cash Provided by (Used in) Investing Activities                                          -                    -
                                                                         ---------------------    -----------------

Net Cash Provided by (Used in) Financing Activities                                          -                    -
                                                                         ---------------------    -----------------

Net increase (decrease) in cash                                                              -                    -

Cash at beginning of period                                                                  -                    -
                                                                         ---------------------    -----------------

Cash at End of Period                                                    $                   -    $               -
                                                                         =====================    =================


              The accompanying notes are an integral part of these
                             financial statements.

                          LIGHTTOUCH VEIN & LASER, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (unaudited)


Note 1:  Basis of Presentation

The accompanying unaudited financial statements contain the operations of the Company without consolidating its non-operating subsidiaries that are no longer recognized as legal entities in the various states under which they were organized.

The accompanying unaudited condensed financial statements of LightTouch Vein & Laser, Inc. (the "Company") were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company ("Management") believes that the following disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB report for the year ended December 31, 2006.

These unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2:  Summary of Significant Accounting Policies

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

Going Concern -

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted on-going operations during the past several years and its current liabilities exceed its current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company's only officer has paid expenses incurred by the Company, which are recorded as a payable to an officer on the Company's balance sheet. The Company is proposing to continue

                          LIGHTTOUCH VEIN & LASER, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                 MARCH 31, 2007
                                   (unaudited)




this method of paying for its expenses until other capital raising means have been determined. There is no assurance that the Company will be successful in funding its operations in this manner or in any other manner. In addition, the Company is dependent on its management being willing to serve without monetary remuneration. The Company assumes that its arrangement with management will continue during the next 12 months. These unaudited financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.


Income (Loss) Per Share of Common Stock -

The income (loss) per share of common stock is computed by dividing the net income or (loss) during the period presented by the weighted average number of common shares outstanding during that same period. There were no potential common shares outstanding during any period presented that would result in a dilution to the actual number of common shares outstanding. However, the Company may have a contingent obligation to issue additional shares based on acquisitions that the Company made of entities that became subsidiaries of the Company. Such contingent obligation has not been given consideration in computing the income (loss) per share of common stock (See Note 3: Capital Stock).

Note 3:  Capital Stock

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

Common Stock -

On August 15, 2000, the Company acquired Vanishing Point as a wholly owned subsidiary through a triangular reorganization whereby an existing subsidiary of the Company acquired all of the Vanishing Point common stock, options to acquire common stock, warrants, and convertible notes (collectively the "Exchange Securities") in exchange for 8,576,589 shares of the Company's common stock. The conditions of the exchange require that the Exchange Securities be surrendered to the Company's transfer agent and that payment, either in services or in a cash amount, be made to the Company. As a result of the demise of the business operations of the Company's subsidiaries shortly after the Vanishing Point acquisition, both the terms and conditions of surrendering the Exchange Securities were not completed. The Company believes that all properly allowable issuances of the Company's common stock for the Exchange Securities has occurred, but no assurance thereof can be given. See Note 6: Contingent Liabilities.

Note 4:  Related Party Transactions

Commencing in 2006, the Company's sole officer made advances for and in behalf of the Company to accountants, to the Company's transfer agent, for filing fees and other related costs. These advances are shown as current liabilities on the Company's balance sheet and as of March 31, 2007 amount to $2,616.

                          LIGHTTOUCH VEIN & LASER, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                 MARCH 31, 2007
                                   (unaudited)





Note 5:  Note Guarantee

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

Note 6:  Contingent Liabilities

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

Item 2. Management's Discussion and Analysis or Plan of Operations

Special Note Regarding Forward-Looking Statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company's financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward-looking statements."

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the three month periods ended March 31, 2007 and 2006, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Plan of Operations

Overview:

The Company has not had revenues from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company's current operations have consisted of taking such action, as management believes necessary, to prepare to seek an acquisition or merger with an operating entity. The Company has obtained loans from a shareholder and has issued shares of its common stock to its former president for services rendered. The Company may also issue shares of its common stock to raise equity capital. The Company's sole officer and director has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status and in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements. Beyond the financial arrangements herein, the Company has not entered into a definitive agreement with this shareholder, or anyone else, regarding the receipt of future funds to meet its capital requirements. However, management anticipates that whatever reasonable financial requirements may be necessary to further its plan of operations, this shareholder will continue to provide such financial resources to the Company as needed during the next twelve months.

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

The Company's sole officer and director has paid on behalf of the Company certain costs and as of March 31, 2007, the Company owed the officer and director $2,616. The sole officer and director has now entered in a credit line with the Company agreeing to provide additional funding up to $7,500. The Company's sole officer and director has agreed verbally to postpone any repayment of the advances until December 31, 2007.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2007, the Company owed $3,696 and had no assets and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

The selection of a business opportunity in which to participate is complex and risky. Additionally, the Company has only limited resources and this fact may make it more difficult to find any such opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment. At the present time, only Mr. Bailey serves in management and allowing only one individual to exercise his business judgment in the selection of a business opportunity for the Company presents a significant risk to the Company's shareholders. The Company may acquire or participate in a business opportunity based on the decision of management that potentially could act without the consent, vote, or approval of the Company's shareholders.

Since the Company terminated operations, the Company has not generated any revenue and it is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge. However, the Company is not restricting its search to those business opportunities that have profitable operations. Even though a business opportunity is acquired that has revenues or gross income, there is no assurance that profitable operations or net income will result therefrom. Consequently, even though the Company may be successful in acquiring a business opportunity, such acquisition does not assume that a profitable business opportunity is being acquired or that shareholders will benefit through an increase in the market price of the Company's common stock.

The acquisition of a business opportunity, no matter what form it may take, will almost assuredly result in substantial dilution for the Company's current shareholders. Inasmuch as the Company only has its equity securities (its common and preferred stock) as a source to provide consideration for the acquisition of a business opportunity, the Company's issuance of a substantial portion of its authorized common stock is the most likely method for the Company to consummate an acquisition. The issuance of any shares of the Company's common stock will dilute the ownership percentage that current shareholders have in the Company.

The Company does not intend to employ anyone in the future, unless its present business operations were to change. Mr. Bailey does not have a contract to remain with the Company over any certain time period and may resign his position prior to the time that a business opportunity is located and/or business reorganization takes place.

At the present time, management does not believe it is necessary for the Company to have an administrative office and utilizes the mailing address of the Company's president for business correspondence. The Company intends to reimburse management for any out of pocket costs other than those associated with maintaining the mailing address.

Liquidity and Capital Resources

As of March 31, 2007, the Company had a negative $3,696 in working capital with no assets and liabilities of $3,696. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, shareholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition. At the present time the Company does not have the assets to meet these financial requirements. Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

It is unlikely that any revenue will be generated until the Company locates a business opportunity that it may acquire or with which it may merge. Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs. There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

 If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders as it has only limited capital and no operations.

Results of Operations

For the three months ended March 31, 2007, the Company had a net loss of $500 compared to a gain for the three months ended March 31, 2006, of $19,969. The gain in 2006 was related to the gain on disposition of debt and the Company does not anticipate this in the future. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended March 31, 2007. The Company does not anticipate any revenue until it locates a new business opportunity.

c) Off-balance sheet arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 3. Controls and procedures

a) Evaluation of disclosure controls and procedures.

The Company's principal executive and accounting officer has reviewed the disclosure controls and procedures (as defined in Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act) in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this Form 10-QSB being filed. Based on this review, the principal executive and accounting officer believes that the disclosure controls and procedures are adequate.

b) Changes in disclosure controls and procedures.

There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since the date of the most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

ITEM 3.  Defaults Upon Senior Securities

         None

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information.

         None

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #   Title of Document                                    Location

3 (i)             Articles of Incorporation                            Incorporated by reference*
3 (i)             Amended Articles of Incorporation                    Incorporated by reference*
3 (i)             Amended Articles of Incorporation                    Incorporated by reference*

3 (ii)            Bylaws                                               Incorporated by reference*
3 (ii)            Revised Bylaws                                       Incorporated by reference*

4                 Specimen Stock Certificate                           Incorporated by reference*

10                Promissory Note                                      Incorporated by reference**

31                Rule 13a-14(a)/15d-14a(a) Certification - CEO & CFO  This filing

32                Section 1350 Certification - CEO & CFO               This filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no.0-29301. ** Incorporated by reference from the Company's Form 10-KSB, for the year ended December 31, 2006, filed with the Commission.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LightTouch Vein & Laser, Inc.
                                           (Registrant)


Dated: November 2, 2007           By:  /s/ Ed Bailey
                                     -----------------------------------------
                                           Ed Bailey
                                           Chief Executive Officer
                                           Chief Financial Officer
                                           Director