Form 10QSB
period 2007-06-30
LIGHTTOUCH VEIN & LASER INC
filed 2008-01-28
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 0-29301

LightTouch Vein & Laser, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	87-0575118
(State or other jurisdiction of	(IRS Employer Identification No.)

incorporation or organization)

4764 South 900 East, Suite 3

(Address of principal executive offices)

801-550-1055

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No [	]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

15,969,007 shares of $0.001 par value common stock on January 22, 2008

Transitional Small Business Disclosure Format (Check One): Yes ☐	No ☒

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

LightTouch Vein & Laser, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2007

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

LIGHTTOUCH VEIN & LASER, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

(unaudited)

Note 1:	Basis of Presentation

The accompanying unaudited condensed financial statements of LightTouch Vein & Laser, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-KSB report for the year ended December 31, 2006.

These unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2:	Summary of Significant Accounting Policies

Organization – The Company was organized under the laws of the State of Nevada on May 1, 1981. The Company conducted its operations through subsidiaries and since 2000, each of these subsidiaries ceased operations and in most cases filed for bankruptcy in the applicable federal court, the proceedings of which lasted in some cases through 2005. Since that time the Company has been inactive and recently commenced seeking the acquisition of an operating entity through a reverse acquisition.

Going Concern – The accompanying unaudited financial statements have been prepared in conformity with acounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted operations nor generated revenue during the last two years and its current liabilities exceed its current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s only officer has paid expenses incurred by the Company, which are recorded as a related party payable on the Company’s balance sheet. The Company is relying on its officer to pay its ongoing expenses. In addition, the Company is dependent on its officer being willing to serve without monetary remuneration. The Company assumes that these arrangements will continue during the next 12 months. These unaudited financial statements do not include any adjustments that might result if its officer fails to perform as described herein. A change in these arrangements would have a material negative effect on the Company's future.

Income (Loss) Per Share of Common Stock – The income (loss) per share of common stock is computed by dividing the net income or (loss) during the periods presented by the weighted average number of common shares outstanding during that same period. The fully diluted income (loss) per share of common stock includes the weighted average number of potential common shares that would be outstanding if a note payable to the Company’s officer were converted into common stock during the periods presented.

Note 3:            Capital Stock

Preferred Stock – The Company’s articles of incorporation allow for the issuance of 25,000,000 shares of preferred stock, $.001 par value, with such rights, preferences, variations and such other designations for each class or series within a class as determined by the Board of Directors. The preferred shares are not convertible into common stock, do not contain any cumulative voting privileges, and do not have any preemptive rights. No shares of preferred stock have been issued.

Common Stock – On August 15, 2000, the Company entered into a triangular reorganization whereby an existing subsidiary of the Company acquired all of the common stock, options to acquire common stock, warrants, and convertible notes (collectively the “Exchange Securities”) of a corporation in exchange for 8,576,589 shares of its common stock. The conditions of the exchange require that the Exchange Securities be surrendered to the Company’s transfer agent and that payment, either in services or in a cash amount, be made to the Company. As a result of the demise of the Company’s business operations, the terms and conditions of surrendering the Exchange Securities were not completed. The Company believes that all properly allowable issuances of the Company’s common stock for the Exchange Securities have occurred, but no assurance thereof can be given.

Note 4:	Related Party Transactions

Commencing in 2006 and through the date of these unaudited financial statements, the Company’s sole officer paid expenses in behalf of the Company. On April 1, 2007, the Company entered into an unsecured convertible note, due on April 1, 2008 and bearing interest at 10% per annum. This note is convertible into shares of the Company’s common stock at a rate of one share for each $0.001 of unpaid principal and accrued interest, at the option of the note holder. As of June 30, 2007, the principal amount of $4,791 and accrued interest of $85 was due.

Note 5:	Note Guarantee

In conjunction with the acquisition of Charleston Dermatology in March 2000, a promissory note in the amount of $700,000 was entered into by the Company’s subsidiary making this acquisition and the selling party. The Company guaranteed payment of $20,000 of this note to the selling party. By the end of March 2006, demand had not been made to the Company for the payment of this guaranteed amount and consequently, during the first quarter of 2006 the Company wrote this amount off as a gain on disposition of debt because the statute of limitations for the seller to collect this guaranteed amount had taken effect.

Note 6:	Contingent Liabilities

Subsequent to August 2000, the Company’s subsidiaries became subject to various lawsuits including bankruptcy proceedings. Even though the Company may have been named as a defendant in such lawsuits, the Company denied any liability inasmuch as it was not the operating entity that had entered into the agreements that were being litigated and the Company had not made any commitments for the payment of any liabilities incurred by its subsidiaries. Nevertheless, to the extent that the Company was a party to any financial transactions that were not discharged through any of its subsidiary’s bankruptcy proceedings, including any obligations associated with the Exchange Securities, the Company may have contingent liabilities.

The Company believes that there are no valid outstanding liabilities from either prior operations or from potential shareholders with respect to the issuance of additional shares of the Company’s common stock. If creditors or potential shareholders were to come forward and claim that a liability is owed or that additional shares of common stock should be issued, the Company has committed to contest such claims to the fullest extent of the law. No dollar amount has been accrued in the financial statements for this contingent liability and to the best of the Company’s knowledge and belief the financial statements accurately reflect the financial position of the Company as of the dates presented and the Company believes that no contingent liabilities exist.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Special Note Regarding Forward-Looking Statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward-looking statements."

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month periods ended June 30, 2007 and 2006, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Plan of Operations

Overview:

The Company has not had revenues from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company’s current operations have consisted of taking such action, as management believes necessary, to prepare to seek an acquisition or merger with an operating entity. The Company has obtained loans from a stockholder. The Company may also issue shares of its common stock to raise equity capital. The Company’s sole officer and director has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status and in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements. Beyond the financial arrangements herein, the Company has not entered into a definitive agreement with this stockholder, or anyone else, regarding the receipt of future funds to meet its capital requirements. However, management anticipates that whatever reasonable financial requirements may be necessary to further its plan of operations, this stockholder will continue to provide such financial resources to the Company as needed during the next twelve months.

Nevertheless, the Company’s financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the financial statements and elsewhere in this report, the Company is in the development stage and has not established any source of revenue to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s sole officer and director has paid on behalf of the Company certain costs and as of June 30, 2007, the Company owed the officer and director $4,876. The sole officer and director has now entered in a credit line with the Company agreeing to provide additional funding up to $7,500. The Company’s sole officer and director has agreed verbally to postpone any repayment of the advances until April 1, 2008.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2007, the Company owed $6,195 and had prepaid expenses of $1,000 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

The selection of a business opportunity in which to participate is complex and risky. Additionally, the Company has only limited resources and this fact may make it more difficult to find any such opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders. The Company will select any potential business opportunity based on management's business judgment. At the present time, only Mr. Bailey serves in management and allowing only one individual to exercise his business judgment in the selection of a business opportunity for the Company presents a significant risk to the Company's stockholders. The Company may acquire or participate in a business opportunity based on the decision of management that potentially could act without the consent, vote, or approval of the Company's stockholders.

Since the Company terminated operations, the Company has not generated any revenue and it is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge. However, the Company is not restricting its search to those business opportunities that have profitable operations. Even though a business opportunity is acquired that has revenues or gross income, there is no assurance that profitable operations or net income will result therefrom. Consequently, even though the Company may be successful in acquiring a business opportunity, such acquisition does not assume that a profitable business opportunity is being acquired or that stockholders will benefit through an increase in the market price of the Company's common stock.

The acquisition of a business opportunity, no matter what form it may take, will almost assuredly result in substantial dilution for the Company's current stockholders. Inasmuch as the Company only has its equity securities (its common and preferred stock) as a source to provide consideration for the acquisition of a business opportunity, the Company's issuance of a substantial portion of its authorized common stock is the most likely method for the Company to consummate an acquisition. The issuance of any shares of the Company's common stock will dilute the ownership percentage that current stockholders have in the Company.

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

Liquidity and Capital Resources

As of June 30, 2007, the Company had a negative $5,195 in working capital with $1,000 prepaid expenses and liabilities of $6,195. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's stockholders as it has only limited capital and no operations.

Results of Operations

For the six months ended June 30, 2007, the Company had a net loss of $1,999 compared to a gain for the six months ended June 30, 2006, of $18,697. The gain in 2006 was related to the gain on disposition of debt and the Company does not anticipate this in the future. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the six months ended June 30, 2007. The Company does not anticipate any revenue until it locates a new business opportunity.

c) Off-balance sheet arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 3. Controls and procedures

a) Evaluation of disclosure controls and procedures.

The Company(s principal executive and accounting officer has reviewed the disclosure controls and procedures (as defined in Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act) in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this Form 10-QSB being filed. Based on this review, the principal executive and accounting officer believes that the disclosure controls and procedures are adequate.

b) Changes in disclosure controls and procedures.

There were no changes in the Company’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since the date of the most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information.

None

ITEM 6. Exhibits

a) Index of Exhibits:

Exhibit Table #	Title of Document	Location

3 (i)	Articles of Incorporation	Incorporated by reference*
3 (i)	Amended Articles of Incorporation	Incorporated by reference*
3 (i)	Amended Articles of Incorporation	Incorporated by reference*

3 (ii)	Bylaws	Incorporated by reference*
3 (ii)	Revised Bylaws	Incorporated by reference*

4	Specimen Stock Certificate	Incorporated by reference*

10	Promissory Note	Incorporated by reference**

31	Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO	This filing

32	Section 1350 Certification – CEO & CFO	This filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no.0-29301.

** Incorporated by reference from the Company’s Form 10-KSB, for the year ended December 31, 2006, filed with the Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LightTouch Vein & Laser, Inc.

(Registrant)

Dated: January 25, 2007	By: Ed Bailey

Ed Bailey

Chief Executive Officer

Chief Financial Officer

Director