Form 10QSB
period 2007-09-30
LIGHTTOUCH VEIN & LASER INC
filed 2008-01-28
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

September 30, 2007

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

September 30, 2007

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

These unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Going Concern – The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted operations nor generated revenue during the last two years and its current liabilities exceed its current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s only officer has paid expenses incurred by the Company, which are recorded as a related party payable on the Company’s balance sheet. The Company is relying on its officer to pay its ongoing expenses. In addition, the Company is dependent on its officer being willing to serve without monetary remuneration. The Company assumes that these arrangements will continue during the next 12 months. These unaudited financial statements do not include any adjustments that might result if its officer fails to perform as described herein. A change in these arrangements would have a material negative effect on the Company's future.

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

Commencing in 2006 and through the date of these unaudited financial statements, the Company’s sole officer paid expenses in behalf of the Company. On April 1, 2007, the Company entered into an unsecured convertible note, due on April 1, 2008 and bearing interest at 10% per annum. This note is convertible into shares of the Company’s common stock at a rate of one share for each $0.001 of unpaid principal and accrued interest, at the option of the note holder. As of September 30, 2007, the principal amount of $4,791 and accrued interest of $206 was due.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month periods ended September 30, 2007 and 2006, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

Plan of Operations

Overview:

The Company has not had revenues from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company’s current operations have consisted of taking such action, as management believes necessary, to prepare to seek an acquisition or merger with an operating entity. The Company has obtained loans from a stockholder and has issued shares of its common stock to its former president for services rendered. The Company may also issue shares of its common stock to raise equity capital. The Company’s sole officer and director has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status and in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements. Beyond the financial arrangements herein, the Company has not entered into a definitive agreement with this stockholder, or anyone else, regarding the receipt of future funds to meet its capital requirements. However, management anticipates that whatever reasonable financial requirements may be necessary to further its plan of operations, this stockholder will continue to provide such financial resources to the Company as needed during the next twelve months.

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

The Company’s sole officer and director has paid on behalf of the Company certain costs and as of September 30, 2007, the Company owed the officer and director $4,997. The sole officer and director has now entered in a credit line with the Company agreeing to provide additional funding up to $7,500. The Company’s sole officer and director has agreed verbally to postpone any repayment of the advances until April 1, 2008.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of September 30, 2007, the Company owed $8,028 and had $1,000 in prepaid expenses and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of September 30, 2007, the Company had a negative $7,208 in working capital with prepaid expenses of $1,000 and liabilities of $8,028. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the nine months ended September 30, 2007, the Company had a net loss of $3,832 compared to a gain for the nine months ended September 30, 2006, of $18,697. The gain in 2006 was related to the gain on disposition of debt and the Company does not anticipate this in the future. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the nine months ended September 30, 2007. The Company does not anticipate any revenue until it locates a new business opportunity.

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

LightTouch Vein & Laser, Inc.

(Registrant)

Dated: January 25, 2008	By: Ed Bailey

Ed Bailey

Chief Executive Officer

Chief Financial Officer

Director