Form 10KSB
period 2007-12-31
LIGHTTOUCH VEIN & LASER INC
filed 2008-05-01
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2007

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-29301

LightTouch Vein & Laser, Inc.

(Name of small business issuer in its charter)

Nevada        87-0575118

(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

4764 South 900 East, Suite 3, Salt Lake City, Utah	84117

(Address of principal executive offices)  (Zip Code)

Issuer’s telephone number (801) 550-1055

Securities registered under Section 12(b) of the Exchange Act:

Title of each class         Name of each exchange on which registered

None             Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $ 0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days: The registrant’s common stock has had limited trading volume. On April 11, 2008 the average bid and asked price of the common stock was $0.0175, resulting in an aggregate market value of $279,458 for non-affiliated stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 11, 2008, the registrant had 15,969,007 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement, and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes: None

PART I

Item 1. Description of Business

LightTouch Vein & Laser, Inc. (the “Company”) was incorporated in Nevada on May 1, 1981 under the name Strachan, Inc. The Company’s initial business endeavors proved unsuccessful and were terminated. Effective October 1, 1999, it acquired Lighttouch Vein & Laser, Inc. a company incorporated on March 12, 1997, under the laws of the state of Ohio. Through Lighttouch Vein & Laser, the Ohio corporation, the Company engaged in the laser and cosmetic surgery business. After the acquisition of Lighttouch Vein & Laser, the Ohio corporation, the Company changed its name to LightTouch Vein & Laser, Inc. After several additional acquisitions of laser and cosmetic surgery centers, the Company was unable to support its expanded operations or the debt associated with the acquisitions. Management determined, the laser and cosmetic surgery business could not be successful, particularly with new regulations requiring MD’s be present in all facilities and perform certain procedures. Accordingly, the directors terminated the operations of the Company and began liquidating the subsidiaries either through filing bankruptcy on the subsidiaries or closing the subsidiaries down and paying any creditors of the subsidiaries out of funds available.

Since the termination of operations, the Company has had no revenue producing operations and is considered a development stage enterprise. The Company is currently seeking an acquisition or merger with an operating entity and has received loans from a stockholder, issued shares of its common stock, and may raise capital through the issuance of its common stock to further these efforts. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, seek such business opportunity in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors. The selection of a business opportunity in which to participate is complex and risky and the Company has only limited resources that it may use to find good business opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders.

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management. The Company will select a potential business opportunity based on management's business judgment and potentially could act without the consent, vote or approval of the Company's stockholders. The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital. See Item 6(a) Plan of Operations in this report.

Item 2. Description of Property

The Company does not maintain an administrative office but utilizes the office of the Company(s president, Ed Bailey, for business correspondence. Without current operations, the Company does not believe that it is necessary to have an business office.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market information – The principal market for the Company's common stock is the Pink Sheets under the symbol “LTVL.” The following high and low bid prices for the Company's Common Stock is based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company’s common stock has traded sporadically and in low volume. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.

Quarter Ended	High Bid	Low Bid

December 2007	$0.009	$0.005
September 2007	$0.01	$0.005
June 2007	$0.015	$0.005
March 2007	$0.02	$0.015

December 2006	$0.02	$0.01
September 2006	$0.02	$0.01
June 2006	$0.05	$0.02
March 2006	$0.05	$0.02

December 2005	$0.05	$0.04
September 2005	$0.05	$0.04
June 2005	$0.05	$0.04
March 2005	$0.05	$0.04

Holders – At April 11, 2008, the Company had approximately 87 stockholders of record based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

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

Plan of Operations

Overview:

The Company has not had revenues from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company’s current operations have consisted of taking such action, as management believes necessary, to prepare to seek an acquisition or merger with an operating entity. The Company has obtained loans from a stockholder. The Company may also issue shares of its common stock to raise equity capital. The Company’s sole officer and director has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status and in fulfilling its filing requirements with the Securities and Exchange

Commission, including the audit of its financial statements. Beyond the financial arrangements herein, the Company has not entered into a definitive agreement with this stockholder, or anyone else, regarding the receipt of future funds to meet its capital requirements. However, management anticipates that whatever reasonable financial requirements may be necessary to further its plan of operations, the Company’s sole officer and director will continue to provide such financial resources to the Company as needed during the next twelve months.

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

The Company’s sole officer and director has paid on behalf of the Company certain costs and as of December 31, 2007, the Company owed him $11,908. The Company in anticipation of additional cost to bring the Company current on all of its reporting obligations has entered into a credit line for up to $25,000. The terms of these promissory notes require that repayment be made in full with accrued interest at a rate of ten percent per annum by April 14, 2009.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet these financial requirements. On December 31, 2007, the Company’s debts were $15,266 with no assets. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

Item 7. Financial Statements

The Company’s financial statements are presented immediately following the signature page to this Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its principal independent accountants with respect to accounting practices or procedures or financial disclosure. The Company’s last outside auditors were retained prior to 2000. In 2006, the Company retained Child VanWagoner and Bradshaw, PLLC to serve as its independent auditors. Before the appointment of Child VanWagoner and Bradshaw, PLLC, the Company had not employed an independent auditor since 2000.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, which consists of one person and with the assistance of an outside CPA firm, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. This evaluation was made in light of the fact the Company has no operations or revenue and limited cash on hand.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and CFO and an outside CPA, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the name, age, and position of each executive officer and director and the term of office.

Name	Age	Position	Director or Officer Since
Ed Bailey	48	President, Secretary, Treasurer, Director	2006

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

Compliance With Section 16(A) Of The Exchange Act

The Company’s sole officer and director filed an initial Form 3 late. The Company is not aware of any other late reports filed by officers, directors and ten percent stockholders during the last two years.

Item 10. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries( chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2007, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Ed Bailey,	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO, President	2006 2005	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2007, 2006, and 2005.

Bonuses and Deferred Compensation – None

Compensation Pursuant to Plans – None

Pension Table – None

Other Compensation – None

Compensation of Directors – None

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 11, 2008, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 15,969,007 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common	Colin C. Herd	2,185,500	13.69%
	11375 Brittany Woods
	Cincinnati, Ohio 45249
Common	Interwest Partners VI, LP	1,539,635	9.64%
	3000 Sand Hill Rd. Bldg 3, Suite 25
	Menlo Park, CA 94025
Common	Intram Investment Corporation	958,075	6.00%
	10826 Omaha Trace
	Union, KY 41091
Common	Jerome Capital, LLC	2,090,491	13.09%
	One Northwestern Dr., Suite 203
	Bloomfield, CT 06002

Title of Class	Name of Officer, Director and Nominee	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common	Ed Bailey	0	0
Common	All Officers and Directors as a Group	0	0

(1)	All shares are owned directly, beneficially and of record; and each stockholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 12. Certain Relationships and Related Transactions

Transactions with management and others

The sole officer and director has been providing loans to the Company. As of December 31, 2007, the sole officer and director has loaned the Company $11,908. As of April 14, 2008, the sole officer and director has loaned the Company $18,155. Additionally, the sole officer and director has entered into a credit line with the Company to provide up to $25,000 of additional capital to the Company.

ITEM 13. Exhibits

Financial Statements – the following financial statements are included in this report:

Title of Document	Page

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Stockholders= (Deficit)	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6-8

Financial Statement Schedules – There are no financial statement schedules included as part of this report

Exhibits – The following exhibits are included as part of this report:

Exhibit	Reference
Number	Number	Title of Document	Location

3.01	3	Articles of Incorporation	Incorporated by reference*

3.02	3	Amended Articles of Incorporation	Incorporated by reference**

3.03	3	Amended Articles of Incorporation	Incorporated by reference***

3.04	3	Bylaws	Incorporated by reference*

4.01	4	Specimen Stock Certificate	Incorporated by reference*

10.01	10	Promissory Note-Ed Bailey	This Filing

31.01	31	CEO certification Pursuant to 18 USC

Section 1350, as adopted pursuant to

Section 302 of Sarbanes-Oxley Act of 2002	This Filing

31.02	31	CFO certification Pursuant to 18 USC

Section 1350, as adopted pursuant to

Section 302 of Sarbanes-Oxley Act of 2002	This Filing

32.01	32	CEO Certification pursuant to Section 906	This Filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no.0-29301.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $4,600 for 2007 and $0 for 2006. .

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees: $0 for 2007 and $0 for 2006.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $0 for 2007 and $0 for 2006.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $0 for 2007 and $0 for 2006.

(5) The Company does not have an audit committee

(6) Not Applicable

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

LightTouch Vein & Laser, Inc.

By: /s/ Ed Bailey
Ed Bailey, Principal Executive and Financial Officer

Date: April 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ed Bailey
Ed Bailey, Principal Executive and Financial Officer

Date: April 28, 2008

5296 South Commerce Drive, Suite 300

Salt Lake City, Utah 84107-5370

Telephone: (801) 281-4700

1284 West Flint Meadow Drive, Suite “D”

Kaysville, Utah 84037-9590

Telephone: (801) 927-1337

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

LightTouch Vein & Laser, Inc.

We have audited the accompanying balance sheets of LightTouch Vein & Laser, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LightTouch Vein & Laser, Inc. as of December 31, 2007 and 2006, and the results of its operations, changes in stockholders’ deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

April 25, 2008

LightTouch Vein & Laser, Inc.
Balance Sheets

	December 31,
	2007	2006
Assets:
Current assets	$ -	$ -

Total Assets	$ -	$ -

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$ 2,207	$ 580
Payable to related party	11,911	2,616
Total Liabilities	14,118	3,196

Stockholders' deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
15,969,007 shares issued and outstanding	15,969	15,969
Paid-in capital	7,102,194	7,102,194
Retained deficit	(7,132,281)	(7,121,359)
Total Stockholders' Deficit	(14,118)	(3,196)
Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LightTouch Vein & Laser, Inc.
Statements Of Operations

	Years Ended December 31,
	2007	2006

Income from Operations	$ -	$ -

General and Administrative Expenses	(10,531)	(2,075)
Net Loss from Operations	(10,531)	(2,075)

Other Income and Expenses:
Gain on disposition of debt	-	20,000
Interest expense	(391)	(53)
Total Other Income and Expense	(391)	19,947

Net Income (Loss)	$ (10,922)	$ 17,872

Earnings (loss) per common share	$ (0.00)	$ 0.00

Average weighted number of common shares outstanding	15,969,007	15,969,007

The accompanying notes are an integral part of these financial statements.

LightTouch Vein & Laser, Inc.
Statements Of Stockholders' Deficit

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balance, December 31, 2005	15,969,007	$ 15,969	$ 7,102,194	$ (7,139,231)
Net income for the year	-	-	-	17,872

Balance, December 31, 2006	15,969,007	15,969	7,102,194	(7,121,359)
Net loss for the year	-	-	-	(10,922)

Balance, December 31, 2007	15,969,007	$ 15,969	$ 7,102,194	$ (7,132,281)

The accompanying notes are an integral part of these financial statements.

LightTouch Vein & Laser, Inc.
Statements Of Cash Flows

	Years Ended December 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$ (10,922)	$ 17,872
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on disposition of debt	-	(20,000)
Changes in current assets and liabilities:
Accounts payable	1,627	(488)
Payable to Officers	9,295	2,616
Net Cash Provided by Operating Activities	-	-

Net Cash Provided by (Used in) Investing Activities	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at End of Period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LightTouch Vein & Laser, Inc.

Notes To Financial Statements

December 31, 2007

Note 1:	Summary of Significant Accounting Policies

Organization – LightTouch Vein & Laser, Inc. (the “Company”) was organized under the laws of the State of Nevada on May 1, 1981 under the name of Strachan, Inc. and during 1999, the Company changed its name to its present name. Between 1999 and 2000, the Company acquired several subsidiary corporations and conducted its business operations primarily through them. Subsequent to August 2000, financial difficulties prevented these subsidiary corporations from operating profitably and each of them ceased operations. In most cases these corporations filed for bankruptcy in the applicable federal court, the proceedings of which lasted in some cases through 2005. At the present time the Company is seeking a business combination with an operating entity.

Going Concern – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has no assets but has incurred liabilities of $14,118. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s sole officer has paid the Company’s expenses, and the Company is indebted to him in the amount of $11,911. The Company proposes to continue this method of paying for its expenses unless other capital raising means can be employed, of which there can be no assurance that such will be available. In addition, the Company is dependent on its management serving without monetary remuneration. The Company assumes that its arrangement with management will continue into the future. These financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

Use of Estimates – These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of revenues and expenses. Actual results could differ from those estimates or assumptions.

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

Income taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

For the year ended December 31, 2006, the Company utilized a net operating loss carry forward to offset an income tax liability of $2,681. The Company’s future use of any net operating loss carry forward is unlikely as a result of its intended change in business activities.

Recently Enacted Accounting Standards – In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, be recognized at the full amounts of their fair values. The Company believes that when and if it acquires an operating entity, this accounting statement may have relevance.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it becomes an entity requiring consolidation with one or more corporations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

Note 2:	Capital Stock

Preferred Stock – The Company is authorized to issue 25,000,000 shares of preferred stock, $.001 par value, with such rights, preferences, variations and such other designations for each class or series within a class as determined by the Board of Directors. The preferred shares are not convertible into common stock, do not contain any cumulative voting privileges, and do not have any preemptive rights. No shares of preferred stock have been issued.

Common Stock – On August 15, 2000, the Company acquired Vanishing Point, Inc. (“Vanishing Point”) as a wholly owned subsidiary through a triangular reorganization whereby an existing subsidiary of the Company acquired all of the Vanishing Point common stock, options to acquire common stock, warrants, and convertible notes (collectively the “Exchange Securities”) in exchange for 8,576,589 shares of the Company’s common stock. The conditions of the exchange require that the Exchange Securities be surrendered to the Company’s transfer agent and that payment, either in services or in a cash amount, be made to the Company. As a result of the demise of the business operations of the Company’s subsidiaries shortly after the Vanishing Point acquisition, both the terms and conditions of surrendering the Exchange Securities were not completed. The Company believes that all properly allowable issuances of the Company’s common stock for the Exchange Securities have occurred, but no assurance thereof can be given. (See Note 5: Contingent Liabilities)

Note 3:	Related Party Transactions

Commencing in 2006, the Company’s sole officer made payment of general and administrative expenses incurred by the Company and in 2007 entered into an unsecured line of credit note in the amount of $7,500, bearing interest at 10% per annum. During April of 2008, the Company extended this line of credit note to $25,000 at the same interest rate, with a due date of April 14, 2009. At December 31, 2007 and 2006, the amounts due were $11,911 ($11,523 principal and $388 interest) and $2,616 principal, respectively.

Note 4:	Note Guarantee

In conjunction with the acquisition of a subsidiary corporation in March 2000, the Company guaranteed payment of a portion of a promissory note entered into at that time. By the end of March 2006, demand had not been made to the Company for the payment of this guaranteed amount of $20,000 and consequently, during the first quarter of 2006 the Company wrote this amount off as a gain on disposition of debt because the statute of limitations for the seller to collect this guaranteed amount had taken effect.

Note 5:	Contingent Liabilities

Subsequent to August 2000, the Company’s subsidiaries became subject to various lawsuits including bankruptcy proceedings. Even though the Company may have been named as a defendant in such lawsuits, the Company denied any liability inasmuch as it was not the operating entity that had entered into the agreements that were being litigated and the Company had not made any commitments for the payment of any liabilities incurred by its subsidiaries. Nevertheless, to the extent that the Company was a party to any financial transactions that were not discharged through any subsidiary’s bankruptcy proceedings, including any obligations associated with the issuance of its common stock in conjunction with the acquisition of Vanishing Point, the Company may have contingent liabilities.

The Company believes that there are no valid outstanding liabilities from either prior operations or from potential stockholders with respect to the issuance of additional shares of the Company’s common stock. If creditors or potential stockholders were to come forward and claim that a liability is owed or that additional shares of common stock should be issued to them, the Company has committed to contest such claim to the fullest extent of the law. No dollar amount has been accrued in the financial statements for this contingent liability and to the best of the Company’s knowledge and belief the financial statements accurately reflect the financial position of the Company as of the dates presented and the Company believes that no contingent liabilities exist.