Form 10-Q
period 2008-03-31
LIGHTTOUCH VEIN & LASER INC
filed 2008-05-20
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 0-29301

LightTouch Vein & Laser, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0575118
(State or other jurisdiction of	(IRS Employer Identification No.)

incorporation or organization)

4764 South 900 East, Suite 3	84088
(Address of principal executive offices)	(Zip Code)

801-550-1055

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes ☒ No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

15,969,007 shares of $0.001 par value common stock on May 12, 2008

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

LightTouch Vein & Laser, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2008

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

LightTouch Vein & Laser, Inc.
Unaudited Balance Sheets

	March 31,	December 31,
	2008	2007
Assets:
Current assets:
Prepaid expense	$ 882	$ -

Total Assets	$ 882	$ -

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$ 3,355	$ 2,207
Payable to related party	18,867	11,911
Total Liabilities	22,222	14,118

Stockholders' deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
15,969,007 shares issued and outstanding	15,969	15,969
Paid-in capital	7,102,194	7,102,194
Retained deficit	(7,139,503)	(7,132,281)
Total Stockholders' Deficit	(21,340)	(14,118)
Total Liabilities and Stockholders' Deficit	$ 882	$ -

The accompanying notes are an integral part of these financial statements.

LightTouch Vein & Laser, Inc.
Unaudited Statements of Operations

	For the Three Months Ended March 31,
	2008	2007

Revenue	$ -	$ -
General and Administrative Expenses	(6,888)	(500)
Net Loss from Operations	(6,888)	(500)

Other Expense:
Interest expense	(334)	-
Total Other Income and Expense	(334)	-

Net Loss	$ (7,222)	$ (500)

Loss per common share	$ (0.00)	$ (0.00)

Average weighted number of common shares outstanding	15,969,007	15,969,007

The accompanying notes are an integral part of these financial statements.

LightTouch Vein & Laser, Inc.
Unaudited Statements of Cash Flows

	For the Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$ (7,222)	$ (500)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Changes in current assets and liabilities:
Prepaid expense	(882)	-
Accounts payable	1,148	500
Payable to related party	6,956	-
Net Cash Provided by Operating Activities	-	-

Net Cash Provided by (Used in) Investing Activities	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Net Increase (Decrease) in Cash	-	-
Cash at beginning of period	-	-
Cash at End of Period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LightTouch Vein & Laser, Inc.

Notes to Unaudited Financial Statements

March 31, 2008

Note 1:	Basis of Presentation

The accompanying unaudited financial statements of LightTouch Vein & Laser, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-KSB report for the year ended December 31, 2007.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 2:	Summary of Significant Accounting Policies

Organization – The Company was organized under the laws of the State of Nevada on May 1, 1981 under the name of Strachan, Inc. and during 1999, the Company changed its name to its present name. Between 1999 and 2000, the Company acquired several subsidiary corporations and conducted its business operations primarily through them. Subsequent to August 2000, financial difficulties prevented these subsidiary corporations from operating profitably and each of them ceased operations and in most cases these corporations filed for bankruptcy in the applicable federal court. At the present time the Company is seeking a business combination with an operating entity.

Going Concern – The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has no assets but has incurred liabilities of $22,222 as of March 31, 2008. The Company’s sole officer and director has paid the Company’s expenses and serves in the capacities indicated without remuneration. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company assumes that its arrangement with its sole officer and director will continue into the future. These unaudited financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

Use of Estimates – The accompanying unaudited financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and require that management make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. The use of estimates and assumptions may also affect the reported amounts of expenses. Actual results could differ from those estimates or assumptions.

LightTouch Vein & Laser, Inc.

Notes to Unaudited Financial Statements (continued)

March 31, 2008

Note 2:	Summary of Significant Accounting Policies (continued)

Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of common shares outstanding during that same period. There were no potential common shares outstanding during any period presented that would result in a dilution to the actual number of common shares outstanding. However, the Company may have a contingent obligation to issue additional shares of common stock based on acquisitions of entities that became subsidiaries of the Company. Such contingent obligation has not been given consideration in computing the loss per share of common stock (See Note 3: Common Stock).

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes.

Recently Enacted Accounting Standards – In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (an amendment to SFAS No. 133). This SFAS is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

Note 3:	Common Stock

On August 15, 2000, the Company acquired Vanishing Point, Inc. (“Vanishing Point”) as a wholly owned subsidiary through a triangular reorganization whereby an existing subsidiary of the Company acquired all of the Vanishing Point common stock, options to acquire common stock, warrants, and convertible notes (collectively the “Exchange Securities”) in exchange for 8,576,589 shares of the Company’s common stock. The conditions of the exchange require that the Exchange Securities be surrendered to the Company’s transfer agent and that payment, either in services or in a cash amount, be made by the Company. As a result of the demise of the business operations of the Company’s subsidiaries shortly after the Vanishing Point acquisition, both the terms and conditions of surrendering the Exchange Securities were not completed. The Company believes that all properly allowable issuances of the Company’s common stock for the Exchange Securities have occurred, but no assurance thereof can be given. (See Note 5: Contingent Liabilities)

Note 4:	Related Party Transactions

Since 2006, the Company’s sole officer and director has paid the Company’s general and administrative expenses and in 2007, entered into an unsecured line of credit note in the amount of $7,500, bearing interest at 10% per annum. During April of 2008, the Company increased this line of credit note to $25,000 with a due date of April 14, 2009. At March 31, 2008 and December 31, 2007, the principal amount due was $18,145 and $11,523, respectively and accrued interest amounted to $722 and $388, respectively.

LightTouch Vein & Laser, Inc.

Notes to Unaudited Financial Statements (continued)

March 31, 2008

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

The Company believes that there are no valid outstanding liabilities from either prior operations or from potential stockholders with respect to the issuance of additional shares of the Company’s common stock. If creditors or potential stockholders were to come forward and claim that a liability is owed or that additional shares of common stock should be issued to them, the Company has committed to contest such claim to the fullest extent of the law. No dollar amount has been accrued in the unaudited financial statements for this contingent liability and to the best of the Company’s knowledge and belief the financial statements accurately reflect the financial position of the Company as of the dates presented and the Company believes that no contingent liabilities exist.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2008 and 2007, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

The Company’s sole officer and director has paid on behalf of the Company certain costs and as of March 31, 2008, the Company owed him $18,867. The Company in anticipation of additional costs to bring the Company current on all of its reporting obligations has entered into a credit line for up to $25,000.

Risks associated with the plan of operations

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2008, the Company owed $22,222 and had $882 in assets and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of March 31, 2008, the Company had a negative $21,340 in working capital with assets of $882 and liabilities of $22,222. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended March 31, 2008, the Company had a net loss of $7,222 compared to a loss for the three months ended March 31, 2007, of $500. The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended March 31, 2008. The Company does not anticipate any revenue until it locates a new business opportunity.

Off-balance sheet arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede our Company’s access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and CFO, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and CFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and CFO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes using accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended March 31, 2008.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

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

** Incorporated by reference from the Company’s Form 10-KSB, for the year ended December 31, 2007, filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LightTouch Vein & Laser, Inc.

(Registrant)

Dated: May 19, 2008	By: /s/ Ed Bailey
Ed Bailey
Chief Executive Officer
Chief Financial Officer
Director