Form 10-Q
period 2008-06-30
LIGHTTOUCH VEIN & LASER INC
filed 2008-08-19
CIK 1104265

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes [X]   No [   ]

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
Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
15,969,007 shares of $0.001 par value common stock on August 15, 2008

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
LightTouch Vein & Laser, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2008

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

LIGHTTOUCH VEIN & LASER, INC.
BALANCE SHEETS

	June 30, 2008	Dec 31, 2007
	Unaudited
ASSETS

Current assets
Prepaid Expenses	$-	$-

Total Assets	$-	$-

LIABILITIES

Current liabilities
Accounts Payable	$8,830	$2,207
Related Party Payable	19,379	11,911

Total liabilities	28,209	14,118

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock:($0.001 par value, 25,000,000 shares authorized,
no shares issued outstanding.	0	0
Common stock, $ 0.001 par value, 100,000,000 shares authorized,
15,969,007 shares issued and outstanding	15,969	15,969
Paid-in capital	7,102,194	7,102,194
Retained deficit	(7,146,372)	(7,132,281)

Total stockholders' equity (deficit)	(28,209)	(14,118)

Total liabilities and stokholders' equity (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

LIGHTTOUCH VEIN & LASER, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income from Operations
General and Administrative Expenses	$(6,416)	$(1,414)	$(13,304)	$(1,914)
Net loss from operations	$(6,416)	$(1,414)	$(13,304)	$(1,914)

Other Income and Expenses
Interest expense	(453)	$(85)	$(787)	$(85)

Net Income (Loss)	$(6,869)	$(1,499)	$(14,091)	$(1,999)

Earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Average weighted number of common shares outstanding	15,969,007	15,969,007	15,969,007	15,969,007

The accompanying notes are an integral part of these financial statements.

LIGHTTOUCH VEIN & LASER, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(14,091)	$(1,999)

Change in current assets and liabilitIes:
Prepaid Expenses	0	(1,000)
Accounts Payable	6,623	739
Related Party Payable	7,468	2,260

Net Cash Provided by Operating Activities	0	0

Net increase (decrease) in cash	0	0
Cash at beginning of period	0	0

Cash at end of period	$0	$0

The accompanying notes are an integral part of these financial statements.

LightTouch Vein & Laser, Inc.
Notes to Unaudited Financial Statements
June 30, 2008

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Going Concern – The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has no assets but has incurred liabilities of $28,209 as of June 30, 2008. The Company’s sole officer and director has paid the Company’s expenses and serves in the capacities indicated without remuneration. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company assumes that its arrangement with its sole officer and director will continue into the future. These unaudited financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

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

LightTouch Vein & Laser, Inc.
Notes to Unaudited Financial Statements (continued)
June 30, 2008

Note 2:                      Summary of Significant Accounting Policies (continued)

Recently Enacted Accounting Standards – In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities (an amendment to SFAS No. 133)”. This SFAS is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163 “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.”  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

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

Since 2006, the Company’s sole officer and director has paid the Company’s general and administrative expenses and in 2007, entered into an unsecured line of credit note in the amount of $7,500, bearing interest at 10% per annum. During April of 2008, the Company increased this line of credit note to $25,000 with a due date of April 14, 2009. At June 30, 2008 and December 31, 2007, the principal amount due was $18,204 and $11,523, respectively and accrued interest amounted to $1,175 and $388, respectively.

LightTouch Vein & Laser, Inc.
Notes to Unaudited Financial Statements (continued)
June 30, 2008

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three and six  month periods ended June 30, 2008 and 2007, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

The Company has not had revenues from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company’s current operations have consisted of taking such action, as management believes necessary, to prepare to seek an acquisition or merger with an operating entity. The Company has obtained loans from an officer.  The Company may also issue shares of its common stock to raise equity capital. The Company’s sole officer and director has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status and in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements. Beyond the financial arrangements herein, the Company has not entered into a definitive agreement with this officer, or anyone else, regarding the receipt of future funds to meet its capital requirements. However, management anticipates that whatever reasonable financial requirements may be necessary to further its plan of operations, this officer will continue to provide such financial resources to the Company as needed during the next twelve months.

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

The Company’s sole officer and director has paid on behalf of the Company certain costs and as of June 30, 2008, the Company owed him $19,379.  The Company in anticipation of additional cost to bring the Company current on all of its reporting obligations has entered into a credit line for up to $25,000.

Risks associated with the plan of operations

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2008, the Company owed $28,209 and had no assets and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had a negative $28,209 in working capital with no assets and liabilities of $28,209.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and six months ended June 30, 2008, the Company had a net loss of $6,869 and $14,091, respectively compared to a loss for the three and six months ended June 30, 2007, of $1,499 and $1,999.  The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended June 30, 2008. The Company does not anticipate any revenue until it locates a new business opportunity.

Off-balance sheet arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward- looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended June 30, 2008.

Use of Proceeds of Registered Securities

None; not applicable.
Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

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

LightTouch Vein & Laser, Inc.
(Registrant)

Dated: August 18, 2008                                                      By: /s/ Ed Bailey
     Ed Bailey
     Chief Executive Officer
     Chief Financial Officer
     Director