Form 10QSB
period 2005-03-31
LIGHTTOUCH VEIN & LASER INC
filed 2008-08-29
CIK 1104265

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

801-550-1055
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [  ]No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]                                No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
15,969,007 shares of $0.001 par value common stock on July 23, 2008

Transitional Small Business Disclosure Format (Check One): Yes [  ]    No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

LightTouch Vein & Laser, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2005

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

LIGHTTOUCH VEIN & LASER, INC.

UNAUDITED BALANCE SHEET
MARCH 31, 2005

Assets:
Current Assets	$0

Total Assets	$0

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$775
Total Current Liabilities	775

Long-term debt	20,000
Total Liabilities	20,775

Stockholders' deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	0
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,969,007 shares issued and outstanding	15,969
Paid-in capital	7,102,194
Retained deficit	(7,138,938)
Total Stockholders' deficit	(20,775)

Total Liabilities and Stockholders' Deficit	$0

The accompanying notes are an integral part of these financial statements.

LIGHTTOUCH VEIN & LASER, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2005	2004
Income from Operations	$0	$0
General and Administrative Expenses	0	0
Net Loss from Operations	0	0

Other (Expenses):
Interest expense	(27)	(23)
Total Other (Expenses)	(27)	(23)

Net Loss	$(27)	$(23)

Earnings (loss) per common share	$(0.00)	$(0.00)

Average weighted number of common shares outstanding	15,969,007	15,969,007

The accompanying notes are an integral part of these financial statements.

LIGHTTOUCH VEIN & LASER, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(27)	$(23)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in current assets and liabilities:
Accounts payable	27	23

Net Cash Provided by Operating Activities	0	0

Net Increase (decrease) in Cash	0	0
Cash at Beginning of Period	0	0

Cash at End of Period	$0	$0

The accompanying notes are an integral part of these financial statements.

LIGHTTOUCH VEIN & LASER, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(unaudited)

Note 1:                      Basis of Presentation

The accompanying unaudited  financial statements of LightTouch Vein & Laser, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These  financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-KSB report for the year ended December 31, 2006.

These unaudited  financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any period subsequent thereto.

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

Going Concern – The accompanying unaudited financial statements have been prepared in conformity with  accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted operations nor generated revenue during the two years preceding its fiscal year ended December 31, 2007, and its current liabilities exceed its current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company’s current sole officer and director has paid expenses incurred by the Company, which are recorded as a related party payable on the Company’s balance sheet at the time paid. The Company is relying on such individual to pay its ongoing expenses. In addition, the Company is dependent on such individual’s willingness to serve without monetary remuneration. The Company assumes that these arrangements will continue. These unaudited financial statements do not include any adjustments that might result if such individual fails to perform as described herein. A change in these arrangements would have a material negative effect on the Company's future.

Loss Per Common Share – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of common shares outstanding during those  same periods.

Note 3:                      Capital Stock

Preferred Stock – The Company’s articles of incorporation allow for the issuance of 25,000,000 shares of preferred stock, $.001 par value, with such rights, preferences, variations and such other designations for each class or series within a class as determined by the Board of Directors.  No shares of preferred stock have been issued.

LIGHTTOUCH VEIN & LASER, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(unaudited)

Note 3:                      Capital Stock (continued)

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

Note 4:                      Long-term Debt

In conjunction with the acquisition of Charleston Dermatology in March 2000, a promissory note in the amount of $700,000 was entered into by a subsidiary of the Company. The Company guaranteed payment of $20,000 of this note and has reflected that amount on its balance sheet. By the end of March 2006, demand had not been made to the Company for the payment of this guaranteed amount and consequently, during the first quarter of 2006 the Company wrote this amount off as a gain on disposition of debt because the statute of limitations for the seller to collect this guaranteed amount had taken effect.

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

The Company believes that there are no valid outstanding liabilities from either prior operations or from potential stockholders with respect to the issuance of additional shares of the Company’s common stock. If creditors or potential stockholders were to come forward and claim that a liability is owed or that additional shares of common stock should be issued, the Company has committed to contest such claims to the fullest extent of the law. No dollar amount has been accrued for this contingent liability and to the best of the Company’s knowledge and belief the financial statements accurately reflect the financial position of the Company as presented and the Company believes that no contingent liabilities exist.

Note 6:                      Subsequent Event

Commencing in 2006, the Company’s sole officer and director paid expenses on behalf of the Company. On April 1, 2007, the Company entered into an unsecured convertible note, due on April 1, 2008 and bearing interest at 10% per annum.  During April of 2008, the Company increased this line of credit note to $25,000 with a due date of April 14, 2009.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2005 and 2004.

Plan of Operations

Overview:

The Company has not had revenues from operations in each of the last two fiscal years and is considered a development stage enterprise. The Company’s current operations have consisted of taking such action, as management believes necessary, to prepare to seek an acquisition or merger with an operating entity. The Company has obtained loans from its officer.  The Company may also issue shares of its common stock to raise equity capital. The Company’s sole officer and director has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status and in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements. Beyond the financial arrangements herein, the Company has not entered into a definitive agreement with this officer, or anyone else, regarding the receipt of future funds to meet its capital requirements. However, management anticipates that whatever reasonable financial requirements may be necessary to further its plan of operations, this officer  will continue to provide such financial resources to the Company as needed during the next twelve months.

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

The sole officer and director has been providing loans to the Company.  As of December 31, 2007, the sole officer and director has loaned the Company $11,908.  As of April 14, 2008, the sole officer and director has loaned the Company $21,755.  Additionally, the sole officer and director has entered into a credit line with the Company to provide up to $25,000 of additional capital to the Company.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2005, the Company owed $20,775 and had no assets and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunities.

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

Liquidity and Capital Resources

As of March 31, 2005, the Company had a negative $775 in working capital with no assets and liabilities of $775.  Additionally, the Company owed $20,000 in long- term debt.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended March 31, 2005, the Company had a net loss of $27 compared to a loss for the three months ended March 31, 2004, of $23.  The Company anticipates losses to increase in the future as it pays for ongoing SEC reporting. The Company had no revenue during the three months ended March 31, 2005. The Company does not anticipate any revenue until it locates a new business opportunity.

c) Off-balance sheet arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Item 3. Controls and procedures

a) Evaluation of disclosure controls and procedures.

The Company=s principal executive and accounting officer has reviewed the disclosure controls and procedures (as defined in Rule 13a-14(a) / Rule 15d-14(a) of the Exchange Act) in place to assure the effectiveness of such controls and procedures. This review occurred within 90 days of this Form 10-QSB being filed. Based on this review, the principal executive and accounting officer believes that the disclosure controls and procedures are adequate.

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

LightTouch Vein & Laser, Inc.
(Registrant)

Dated: August 28, 2008                                                         By: /s/  Ed Bailey
Ed Bailey
Chief Executive Officer, Chief Financial Officer
And Director