Form 10QSB
period 2005-06-30
LIGHTTOUCH VEIN & LASER INC
filed 2008-08-29
CIK 1104265

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Transitional Small Business Disclosure Format (Check One):                                                                                                                      Yes [  ]No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
LightTouch Vein & Laser, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2005

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

LIGHTTOUCH VEIN & LASER, INC.

UNAUDITED BALANCE SHEET
JUNE 30, 2005

Assets:
Current Assets	$0

Total Assets	$0

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$803
Total Current Liabilities	803

Long-term debt	20,000
Total Liabilities	20,803

Stockholders' deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	0
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,969,007 shares issued and outstanding	15,969
Paid-in capital	7,102,194
Retained deficit	(7,138,966)
Total Stockholders' deficit	(20,803)

Total Liabilities and Stockholders' Deficit	$0

The accompanying notes are an integral part of these financial statements.

LIGHTTOUCH VEIN & LASER, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income from Operations	$0	$0	$0	$0
General and Administrative Expenses	0	0	0	0
Net Loss from Operations	0	0	0	0

Other (Expenses):
Interest expense	(28)	(24)	(55)	(47)
Total Other (Expenses)	(28)	(24)	(55)	(47)

Net Loss	$(28)	$(24)	$(55)	$(47)

Earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Average weighted number of common shares outstanding	15,969,007	15,969,007	15,969,007	15,969,007

The accompanying notes are an integral part of these financial statements.

LIGHTTOUCH VEIN & LASER, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(55)	$(47)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in current assets and liabilities:
Accounts payable	55	47

Net Cash Provided by Operating Activities	0	0

Net Increase (decrease) in Cash	0	0
Cash at Beginning of Period	0	0

Cash at End of Period	$0	$0

The accompanying notes are an integral part of these financial statements.

LIGHTTOUCH VEIN & LASER, INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005
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

These unaudited  financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any period subsequent thereto.

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

Common Stock – On August 15, 2000, the Company entered into a triangular reorganization whereby an existing subsidiary of the Company acquired all of the common stock, options to acquire common stock, warrants, and convertible notes (collectively the “Exchange Securities”) of a corporation in exchange for 8,576,589 shares of its common stock. The conditions of the exchange require that the Exchange Securities be surrendered to the

LIGHTTOUCH VEIN & LASER, INC.

NOTES TO FINANCIAL STATEMENTS (continued)
June 30, 2005
(unaudited)

Note 3:                      Capital Stock (continued)

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month periods ended June 30, 2005 and 2004.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2005, the Company owed $20,803 and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of June 30, 2005, the Company had a negative $803 in working capital with no assets and liabilities of $803.  Additionally, the Company had long- term debt of $20,000.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the six months ended June 30, 2005, the Company had a net loss of $55. The Company anticipates losses to increase in the future as it maintains its reporting obligations with the SEC.  The Company had no revenue during the six months ended June 30, 2005. The Company does not anticipate any revenue until it locates a new business opportunity.

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