Form 10QSB
period 2006-03-31
LIGHTTOUCH VEIN & LASER INC
filed 2008-08-29
CIK 1104265

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
March 31, 2006

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

LIGHTTOUCH VEIN & LASER, INC.

UNAUDITED BALANCE SHEET
MARCH 31, 2006

Assets:
Current Assets	$0

Total Assets	$0

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$1,099
Total Current Liabilities	1,099

Long-term debt	0
Total Liabilities	1,099

Stockholders' deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	0
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,969,007 shares issued and outstanding	15,969
Paid-in capital	7,102,194
Retained deficit	(7,119,262)
Total Stockholders' deficit	(1,099)

Total Liabilities and Stockholders' Deficit	$0

The accompanying notes are an integral part of these financial statements.

LIGHTTOUCH VEIN & LASER, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2006	2005
Income from Operations	$0	$0
General and Administrative Expenses	0	0
Net Loss from Operations	0	0

Other Income and (Expense):
Gain on disposition of debt	20,000	0
Interest expense	(31)	(27)
Total Other Income and (Expense)	19,969	(27)

Net Income (Loss)	$19,969	$(27)

Earnings (loss) per common share	$0.00	$(0.00)

Average weighted number of common shares outstanding	15,969,007	15,969,007

The accompanying notes are an integral part of these financial statements.

LIGHTTOUCH VEIN & LASER, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$19,969	$(27)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition of debt	(20,000)	0
Changes in current assets and liabilities:
Accounts payable	31	27

Net Cash Provided by Operating Activities	0	0

Net Increase (decrease) in Cash	0	0
Cash at Beginning of Period	0	0

Cash at End of Period	$0	$0

The accompanying notes are an integral part of these financial statements.

LIGHTTOUCH VEIN & LASER, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2006
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

These unaudited  financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any period subsequent thereto.

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
March 31, 2006
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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month periods ended March 31, 2006 and 2005.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2006, the Company owed $1,099 and had no assets and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunities.

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

Liquidity and Capital Resources

As of March 31, 2006, the Company had a negative $1,099 in working capital with no assets and liabilities of $1,099.    If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended March 31, 2006, the Company had a net income of $19,969 as the result of disposition of debt.  Although the Company had net income as the result of the one time gain on disposal of debt, the Company anticipates losses to increase in the future as it pays for ongoing SEC reporting. The Company had no revenue during the three months ended March 31, 2006. The Company does not anticipate any revenue until it locates a new business opportunity.

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