Form 10QSB
period 2006-06-30
LIGHTTOUCH VEIN & LASER INC
filed 2008-08-29
CIK 1104265

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
June 30, 2006

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

LIGHTTOUCH VEIN & LASER, INC.

UNAUDITED BALANCE SHEET
JUNE 30, 2006

Assets:
Current Assets	$0

Total Assets	$0

Liabilities and Stockholders' Deficit:
Current Liabilities:
Accounts payable	$580
Payable to related party	1,791
Total Current Liabilities	2,371

Total Liabilities	2,371

Stockholders' deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, no shares issued and outstanding	0
Common stock, $0.001 par value, 100,000,000 shares authorized, 15,969,007 shares issued and outstanding	15,969
Paid-in capital	7,102,194
Retained deficit	(7,120,534)
Total Stockholders' deficit	(2,371)

Total Liabilities and Stockholders' Deficit	$0

The accompanying notes are an integral part of these financial statements.

LIGHTTOUCH VEIN & LASER, INC.

UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income from Operations	$0	$0	$0	$0
General and Administrative Expenses	(1,250)	0	(1,250)	0
Net Loss from Operations	(1,250)	0	(1,250)	0

Other Income and (Expense):
Gain on disposition of debt	0	0	20,000	0
Interest expense	(22)	(28)	(53)	(55)
Total Other Income and (Expense)	(22)	(28)	19,947	(55)

Net Income (Loss)	$(1,272)	$(28)	$18,697	$(55)

Earnings (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Average weighted number of common shares outstanding	15,969,007	15,969,007	15,969,007	15,969,007

The accompanying notes are an integral part of these financial statements.

LIGHTTOUCH VEIN & LASER, INC.

UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$18,697	$(55)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition of debt	(20,000)	0
Changes in current assets and liabilities:
Accounts payable	(488)	55
Related party payable	1,791	0

Net Cash Provided by Operating Activities	0	0

Net Increase (decrease) in Cash	0	0
Cash at Beginning of Period	0	0

Cash at End of Period	$0	$0

The accompanying notes are an integral part of these financial statements.

LIGHTTOUCH VEIN & LASER, INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
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

These unaudited  financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any period subsequent thereto.

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
June 30, 2006
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

Note 5:                      Related Party Transactions

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month periods ended June 30, 2006 and 2005.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2006, the Company owed $2,371 and may further obligate itself as it pursues its plan of operations.  It should be noted that this report is being filed in 2008 and is not indicative of amounts currently owed by the Company. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of June 30, 2006, the Company had a negative $2,371 in working capital with no assets and liabilities of $2,371.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the six months ended June 30, 2006, the Company had a net income of $18,697 as the result of a one time gain on disposition of debt.  Although the Company had net income resulting from the one time gain in disposition of debt, the Company anticipates losses to increase in the future as it maintains its reporting obligations with the SEC.  The Company had no revenue during the six months ended June 30, 2006. The Company does not anticipate any revenue until it locates a new business opportunity.

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