Form 10KSB
LIGHTTOUCH VEIN & LASER INC
filed 2008-09-09
CIK 1104265

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-29301

LightTouch Vein & Laser, Inc.
(Name of small business issuer in its charter)

Nevada                                                                                     87-0575118
 (State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)

                                                                                                                4764 South 900 East, Suite 3                                                                                                                          84117
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

           State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days: The registrant’s common stock has had limited trading volume. On July 23, 2008, the average bid and asked price of the common stock was $0.01, resulting in an aggregate market value of $159,690 for non-affiliated stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 23, 2008, the registrant had 15,969,007 shares of common stock issued and outstanding.

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

Since the termination of operations, the Company has had no revenue producing operations and is considered a development stage enterprise. The Company is currently seeking an acquisition or merger with an operating entity and has received loans from an officer, issued shares of its common stock, and may raise capital through the issuance of its common stock to further these efforts. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, seek such business opportunity in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors. The selection of a business opportunity in which to participate is complex and risky and the Company has only limited resources that it may use to find good business opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders.

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

Item 2. Description of Property

The Company does not maintain an administrative office but utilizes the office of the Company=s president, Ed Bailey, for business correspondence. Without current operations, the Company does not believe that it is necessary to have an business office.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2005.

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

Holders – At July 23, 2008, the Company had approximately 89 stockholders of record based on information obtained from the Company’s transfer agent.

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

The Company’s sole officer and director has paid on behalf of the Company certain costs and as of June 30, 2008, the Company owed him $19,379.  The Company, in anticipation of additional costs to bring the Company current on all of its reporting obligations, has entered into a credit line for up to $25,000.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet these financial requirements. On December 31, 2005, the Company’s debts were $21,068 with no assets. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

Item 8A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Management believes that the disclosure controls and procedures (as defined in Sections 13a-14c and 15d- 14c of the Securities Exchange Act of 1934, as amended) are adequate, based on its evaluation of such disclosure controls and procedures within 90 days of this filing.

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

Item 10. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries= chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2005, the end of the Company's last completed fiscal year):

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of July 23, 2008, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 15,969,007 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

                                     Amount and Nature of
Title of Class                                Name of Beneficial Owner                                Beneficial Ownership (1)                               Percent of Class
Common                                          Colin C. Herd                                                                  2,185,500                                           13.69%

Common                                         Interwest Partners VI, LP                                               1,539,635                                             9.64%

Common                                         Intram Investment Corporation                                       958,075                                             6.00%

Common                                         Jerome Capital, LLC                                                        2,090,491                                           13.09%

Name of Officer, Director                                                         Amount and Nature of
Title of Class                                and Nominee                                                      Beneficial Ownership (1)                   Percent of Class

Common                      Ed Bailey                                                                                             -0-                                                      -0-

Common                      All Officers and Directors
       as a Group                                                                                         -0-                                                      -0-

(1)	All shares are owned directly, beneficially and of record; and each stockholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 12. Certain Relationships and Related Transactions

Transactions with management and others

The sole officer and director has been providing loans to the Company.  As of June 30, 2008, the sole officer and director has loaned the Company $19,379.  Additionally, the sole officer and director has entered into a credit line with the Company to provide up to $25,000 of additional capital to the Company.

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

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:     $0 for 2005 and $0 for 2004.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:     $0 for 2005 and $0 for 2004.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0 for 2005 and $0 for 2004.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2005 and $0 for 2004

(5) The Company does not have an audit committee

(6) Not Applicable

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

LightTouch Vein & Laser, Inc.

By: \s\ Ed Bailey
Ed Bailey, Principal Executive and Financial Officer

Date:  September 8, 2008

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\ Ed Bailey
Ed Bailey, Principal Executive and Financial Officer

Date:  September 8, 2008

[Missing Graphic Reference]
1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1377
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King’s Road
North Point, Hong Kong

www.cpaone.net
Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
LightTouch Vein & Laser, Inc.

We have audited the accompanying balance sheet of LightTouch Vein & Laser, Inc.  as of December 31, 2005, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LightTouch Vein & Laser, Inc.  as of December 31, 2005, and the results of its operations, changes in stockholders’ deficit  and its cash flows for the  years ended December 31, 2005 and 2004,   in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements  have been prepared assuming that the Company    will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, has a liquidity problem, and requires funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
September 6, 2008

LIGHTTOUCH VEIN & LASER, INC.

BALANCE SHEET
DECEMBER 31, 2005

ASSETS
Current Assets	$-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,068
Total Current Liabilities	1,068

Long-term debt	20,000

Total Liabilities	21,068

Stockholders' Deficit
Preferred stock, $0.001 par value, 25,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 15,969,007 shares issued and outstanding	15,969
Paid-in capital	7,102,194
Retained deficit	(7,139,231)
Total Stockholders' Deficit	(21,068)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-

The accompanying notes are an integral part of these financial statements.

LIGHTTOUCH VEIN & LASER, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004
Income from Operations	$-	$-

General and Administrative Expenses	(205)	-
Net Loss from Operations	(205)	-

Other (Expense)
Interest expense	(115)	(99)
Total Other (Expense)	(115)	(99)

Net Loss	$(320)	$(99)

Loss per common share	$(0.00)	$(0.00)

Average weighted number of common
shares outstanding	15,969,007	15,969,007

The accompanying notes are an integral part of these financial statements.

LIGHTTOUCH VEIN & LASER, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit
Balance, December 31, 2003	15,969,007	$15,969	$7,102,194	$(7,138,812)
Net Loss	-	-	-	(99)

Balance, December 31, 2004	15,969,007	15,969	7,102,194	(7,138,911)
Net Loss	-	-	-	(320)

Balance, December 31, 2005	15,969,007	$15,969	$7,102,194	$(7,139,231)

The accompanying notes are an integral part of these financial statements.

LIGHTTOUCH VEIN & LASER, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004

Cash flows from operating activities
Net loss	$(320)	$(99)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in current assets and liabilities
Accounts payable	320	99

Net Cash Provided by Operating Activities	-	-

Net Increase (Decrease) in Cash	-	-
Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

The accompanying notes are an integral part of these financial statements.

LIGHTTOUCH VEIN & LASER, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

Note 1:                      Summary of Significant Accounting Policies

Organization – LightTouch Vein & Laser, Inc. (the “Company”) was organized under the laws of the State of Nevada on May 1, 1981 under the name of Strachan, Inc. and during 1999, the Company changed its name to its present name. Commencing in 1999 the Company acquired two subsidiary corporations having the name of Lighttouch Vein & Laser, Inc. that were incorporated under the laws of the states of Ohio and South Carolina. During 2000 the Company or its aforementioned subsidiaries acquired The Charleston Dermatology and Cosmetic Surgery Center (“Charleston Dermatology”); Bluegrass Dermatology and Skin Surgery Center, P.S.C.; Center for Weight Control, P.S.C.; and Vanishing Point, Inc. (“Vanishing Point”); all of which became subsidiaries of the Company. During 1999 and 2000, the Company conducted its business operations primarily through its subsidiaries and reported the results of its operations and its financial condition on a consolidated basis. Subsequent to the closing of the Vanishing Point acquisition in August 2000, financial difficulties arose which prevented the subsidiary corporations from operating profitably. Consequently, each of the Company’s subsidiaries ceased operations and in most cases filed for bankruptcy in the applicable federal court, the proceedings of which lasted in some cases through 2005. The Company is currently seeking to enter into a reverse acquisition with an existing business or otherwise acquiring an operating entity.

Going Concern – The accompanying financial statements have been prepared in conformity with  accounting principles generally accepted  in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted on-going operations for the two years preceding its year ended December 31, 2007 and its current liabilities exceed its current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Subsequent to December 31, 2005, the Company’s sole officer and director paid certain expenses incurred by the Company. The Company anticipates that such individual will continue to pay the Company’s expenses as incurred until other capital raising means have been obtained. There is no assurance that the Company will be successful in funding its operations in this manner or in any other manner in the future. In addition, the Company is dependent on its sole officer and director to serve without monetary remuneration. The Company assumes that this arrangement will continue into the future. The financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

Basis of Presentation – The financial statements contain the operations of the Company without consolidating its non-operating subsidiaries that are as of December 31, 2006, no longer recognized as legal entities in the various states under which they were organized.

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

Income Taxes – The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forward. The amount of and the ultimate realization of any tax benefits from any operating loss carry forward for income tax purposes is uncertain because of changes in the Company’s business structure. As a result of these uncertainties no deferred tax asset has been recognized for any loss carry forward.

LIGHTTOUCH VEIN & LASER, INC.

NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2005

Note 1:                    Summary of Significant Accounting Policies (continued)

Loss per Common Share – The loss per common share is computed by dividing the net loss during the periods presented by the weighted average number of common shares outstanding during those same periods. There were no potential common shares outstanding during any period presented that would result in a dilution to the actual number of common shares outstanding. However, the Company may have a contingent obligation to issue additional shares based on acquisitions that the Company made of entities that became subsidiaries of the Company. Such contingent obligation has not been given consideration in computing the loss per common share.

Recently Enacted Accounting Standards – The following accounting standards have been enacted since the Company’s most recent annual report (for the year ended December 31, 2006) filed with the Securities and Exchange Commission:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company believes that this new accounting statement will not have any impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, be measured at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, be recognized at the full amounts of their fair values. The Company believes that when and if its current business activities in seeking a reverse acquisition of an operating entity occur, this accounting statement may have relevance.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In May 2008, the FASB issued Statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

LIGHTTOUCH VEIN & LASER, INC.

NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2005

Note 1:                    Summary of Significant Accounting Policies (continued)

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

Note 2:                      Capital Stock

Preferred Stock – The Company is authorized to issue 25,000,000 shares of preferred stock, $.001 par value, with such rights, preferences, variations and such other designations for each class or series within a class as determined sole by the Board of Directors. No shares of preferred stock have been issued.

Common Stock – On August 15, 2000, the Company acquired Vanishing Point as a wholly owned subsidiary through a triangular reorganization whereby an existing subsidiary of the Company acquired all of the Vanishing Point common stock, options to acquire common stock, warrants, and convertible notes (collectively the “Exchange Securities”) in exchange for 8,576,589 shares of the Company’s common stock. The conditions of the exchange require that the Exchange Securities be surrendered to the Company’s transfer agent and that payment, either in services or in a cash amount, be made to the Company. As a result of the demise of the business operations of the Company’s subsidiaries shortly after the Vanishing Point acquisition, both the terms and conditions of surrendering the Exchange Securities were not completed. The Company believes that all properly allowable issuances of the Company’s common stock for the Exchange Securities has occurred, but no assurance thereof can be given.

Note 3:                      Long-term Debt

In conjunction with the acquisition of Charleston Dermatology in March 2000, a promissory note in the amount of $700,000 was entered into by one of the Company’s subsidiaries. The Company guaranteed payment of $20,000 of this note. By the end of March 2006, demand had not been made to the Company for the payment of this guaranteed amount and consequently, during the first quarter of 2006 the Company wrote this amount off as a gain on disposition of debt because the statute of limitations for the seller to collect this guaranteed amount had taken effect.

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

LIGHTTOUCH VEIN & LASER, INC.

NOTES TO FINANCIAL STATEMENTS (continued)
December 31, 2005

Note 4:                      Contingent Liabilities (continued)

The Company believes that there are no valid outstanding liabilities from either prior operations or from potential stockholders with respect to the issuance of additional shares of the Company’s common stock. If creditors or potential stockholders were to come forward and claim that a liability is owed or that additional shares of common stock should be issued, the Company has committed to contest such claim to the fullest extent of the law. No dollar amount has been accrued for this contingent liability and to the best of the Company’s knowledge and belief the financial statements accurately reflect the financial position of the Company as of the dates presented, and the Company believes that no contingent liabilities exist.

Note 5:                      Subsequent Event

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