Form 10-Q
period 2008-09-30
LIGHTTOUCH VEIN & LASER INC
filed 2008-11-19
CIK 1104265

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 0-29301

LightTouch Vein & Laser, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0575118
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4764 South 900 East, Suite 3	84088
(Address of principal executive offices)	(Zip Code)

(801) 550-1055
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

15,969,007 shares of $0.001 par value common stock on November 10, 2008

Part I - FINANCIAL INFORMATION

Item 1.                      Financial Statements
LightTouch Vein & Laser, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2008

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

LightTouch Vein & Laser, Inc.
Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets:
Current assets:
Cash	$0	$0

Total Assets	$0	$0

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$15,172	$2,207
Payable to related party	34,393	11,911
Total Liabilities	49,565	14,118

Stockholders' deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
no shares issued and outstanding	0	0
Common stock, $0.001 par value, 100,000,000 shares authorized,
15,969,007 shares issued and outstanding	15,969	15,969
Paid-in capital	7,102,194	7,102,194
Retained deficit	(7,167,728)	(7,132,281)
Total Stockholders' Deficit	(49,565)	(14,118)

Total Liabilities and Stockholders' Deficit	$0	$0

The accompanying notes are an integral part of these financial statements.

LightTouch Vein & Laser, Inc.
Unaudited Statements of Operations

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Income from Operations	$0	$0	$0	$0

General and Administrative Expenses:
Related party	3,900	0	3,900	0
Non-related party	16,818	1,710	30,122	3,624
Total General and Administrative Expenses	20,718	1,710	34,022	3,624

Net Loss from Operations	(20,718)	(1,710)	(34,022)	(3,624)

Other Expense:
Interest	(638)	(123)	(1,425)	(208)

Net Loss	$(21,356)	$(1,833)	$(35,447)	$(3,832)

Loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Average weighted number of
common shares outstanding	15,969,007	15,969,007	15,969,007	15,969,007

The accompanying notes are an integral part of these financial statements.

LightTouch Vein & Laser, Inc.
Unaudited Statements of Cash Flows

	For the Nine Months
	Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(35,447)	$(3,832)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Changes in current assets and liabilities:
Prepaid expense	0	(1,000)
Accounts payable	12,966	2,451
Payable to related party	22,481	2,381
Net Cash Provided by Operating Activities	0	0

Net Cash Provided by (Used in) Investing Activities	0	0

Net Cash Provided by (Used in) Financing Activities	0	0

Net Increase (Decrease) in Cash	0	0
Cash at Beginning of Period	0	0

Cash at End of Period	$0	$0

The accompanying notes are an integral part of these financial statements.

LightTouch Vein & Laser, Inc.
Notes to Unaudited Financial Statements
September 30, 2008

Note 1: Basis of Presentation

The accompanying unaudited financial statements of LightTouch Vein & Laser, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company, comprised of its sole officer and director, (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-KSB report for the year ended December 31, 2007.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Loss per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of common shares outstanding during those same periods. There were no potential common shares outstanding during any period presented that would result in a dilution to the actual number of common shares outstanding. However, the Company may have a contingent obligation to issue additional shares of common stock based on acquisitions of entities that became subsidiaries of the Company. Such contingent obligation has not been given consideration in computing the loss per share of common stock (See Note 4: Common Stock).

Income Taxes – The Company’s net operating loss carry forward at September 30, 2008 of approximately $35,500 will be applied against future taxable income and expire in various years through 2028. The Company has no deferred taxes arising from temporary differences between income for financial reporting and income for tax purposes. The Company’s utilization of its net operating loss carry forward is unlikely as a result of its continuing losses, with no revenue expected until it finds an operating company to acquire or with which it may merge.

Note 3: Going Concern

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has no assets but has incurred total liabilities of $49,565 as of September 30, 2008. Management has paid the Company’s expenses and serves without remuneration. Furthermore, the Company anticipates incurring future expenses as it seeks to acquire an operating entity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The Company assumes that its arrangement with Management will continue into the future. These unaudited financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future (See Note 5: Related Party Transactions).

LightTouch Vein & Laser, Inc.
Notes to Unaudited Financial Statements (continued)
September 30, 2008

Note 4: Common Stock

On August 15, 2000, the Company acquired Vanishing Point, Inc. (“Vanishing Point”) as a wholly owned subsidiary through a triangular reorganization whereby an existing subsidiary of the Company acquired all of the Vanishing Point common stock, options to acquire common stock, warrants, and convertible notes (collectively the “Exchange Securities”) in exchange for 8,576,589 shares of the Company’s common stock. The conditions of the exchange require that the Exchange Securities be surrendered to the Company’s transfer agent and that payment, either in services or in a cash amount, be made by the Company. As a result of the demise of the business operations of the Company’s subsidiaries shortly after the Vanishing Point acquisition, both the terms and conditions of surrendering the Exchange Securities were not completed. The Company believes that all properly allowable issuances of the Company’s common stock for the Exchange Securities have occurred, but no assurance thereof can be given (See Note 6: Contingent Liabilities).

Note 5: Related Party Transactions

Since 2006, Management has paid the Company’s general and administrative expenses. In 2007, the Company entered into an unsecured line of credit note with Management bearing interest at 10% per annum, with a due date of April 14, 2009. At September 30, 2008 and December 31, 2007, the principal amount due was $28,680 and $11,523, respectively and accrued interest amounted to $1,813 and $388, respectively. Commencing in July 2008, the Company has accrued $1,300 per month for unaccountable general and administrative expenses which are due and payable to Management. These monthly charges are not subject to any interest accrual on the unpaid balance.

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

The Company believes that there are no valid outstanding liabilities from either prior operations or from potential stockholders with respect to the issuance of additional shares of the Company’s common stock. If creditors or potential stockholders were to come forward and claim that a liability is owed or that additional shares of common stock should be issued to them, the Company has committed to contest such claim to the fullest extent of the law. No dollar amount has been accrued in the unaudited financial statements for this contingent liability, and to the best of the Company’s knowledge and belief the financial statements accurately reflect the financial position of the Company as of the dates presented,  and the Company believes that no contingent liabilities exist.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended September 30, 2008, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

The Company has not had revenues from operations in each of the last two fiscal years. The Company’s current operations have consisted of taking such action, as management believes necessary, to prepare to seek an acquisition or merger with an operating entity. The Company has obtained loans from an officer. The Company may also issue shares of its common stock to raise equity capital. The Company’s sole officer and director has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status and in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements. Beyond the financial arrangements herein, the Company has not entered into a definitive agreement with this officer, or anyone else, regarding the receipt of future funds to meet its capital requirements. However, management anticipates that whatever reasonable financial requirements may be necessary to further its plan of operations, this officer will continue to provide such financial resources to the Company as needed during the next twelve months.

Nevertheless, the Company’s financial statements contained in this report have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes to the financial statements and elsewhere in this report, the Company  has not established any source of revenue to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s sole officer and director has paid on behalf of the Company certain costs and as of September 30, 2008, the Company owed him $34,393.  The Company in anticipation of additional costs to bring the Company current on all of its reporting obligations is in the process of increasing a credit line from $25,000 to up to $50,000.

Risks associated with the plan of operations

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of September 30, 2008, the Company owed $49,565 and had no assets and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had a negative $49,565 in working capital with no assets and liabilities of $49,565.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and nine months ended September 30, 2008, the Company had a net loss of $21,356 and $35,447, respectively compared to a loss for the three and nine months ended September 30, 2007, of $1,833 and $3,832.  The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended September 30, 2008. The Company does not anticipate any revenue until it locates a new business opportunity.  The loss for the current periods were higher because the Company started filing with the SEC again and had not been keeping current in prior quarters with its SEC filing obligations.

Off-balance sheet arrangements.

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to our Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond our Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act. These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of September 30, 2008, our internal control over financial reporting was effective. However, with the limitations on the ability to provide segregation of duties, our management is actively seeking to add additional management personnel to provide segregation of duties.  Segregation of duties will continue to be an issue until we have the funds to retain additional personnel.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      Legal Proceedings

 None

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended September 30, 2008.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2008, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.                      Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.                      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

ITEM 5.                      Other Information.

On November 18, 2008, the Company appointed an additional director, Michael Lami.  The Company wanted to bolster its management team and believed Mr. Lami brings additional experience to the Company.  Mr. Lami has been the owner and operator of several businesses.  Mr. Lami, for the past five years, has been and is a private business consultant and is a real estate agent and investor since 1995.  From the 1980’s until 2005, Mr. Lami also owned and operated Rocky Mountain Pizza Company.   Mr. Lami serves as a director of RT Technologies, Inc. Mr. Lami is also involved in real estate investment and development with his own company TerraFirma Real Estate Services.

ITEM 6.                      Exhibits

a)	Index of Exhibits:

Exhibit Table #	Title of Document	Location
3(i)	Articles of Incorporation	Incorporated by reference *
3(i)	Amended Articles of Incorporation	Incorporated by reference *
3(i)	Amended Articles of Incorporation	Incorporated by reference *
3(ii)	Bylaws	Incorporated by reference *
3(ii)	Revised Bylaws	Incorporated by reference *
4	Specimen Stock Certificate	Incorporated by reference *
10	Promissory Note	Incorporated by reference **
31	Rule 13a-14(a)/15d-14a(a) Certification -- CEO & CFO	This filing
32	Section 1350 Certification -- CEO & CFO	This filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file No. 0-29301

** Incorporated by reference from the Company's Form 10-KSB, for the year ended December 31, 2007, filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LightTouch Vein & Laser, Inc.
(Registrant)

Dated:	November 18, 2008	By:	/s/ Ed Bailey
Ed Bailey
Chief Executive Officer
Chief Financial Officer
Director