Form 10-K
period 2008-12-31
LIGHTTOUCH VEIN & LASER INC
filed 2009-04-15
CIK 1104265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-29301

LightTouch Vein & Laser, Inc.
(Name of registrant as specified in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [  ]                      No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
Yes [X]                      No   [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]        No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐                                                                                                           Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [ X]

           State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days: The registrant’s common stock has had limited trading volume. On April 11, 2009 the average bid and asked price of the common stock was $0.0175, resulting in an aggregate market value of $279,458 for non-affiliated stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 11, 2009, the registrant had 15,969,007 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement, and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes: None

PART I

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

Since the termination of operations, the Company has had no revenue producing operations. The Company is currently seeking an acquisition or merger with an operating entity and has received loans from an officer, issued shares of its common stock, and may raise capital through the issuance of its common stock to further these efforts. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, seek such business opportunity in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors. The selection of a business opportunity in which to participate is complex and risky and the Company has only limited resources that it may use to find good business opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders.

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

Item 2. Property

The Company does not maintain an administrative office but utilizes the office of the Company=s president, Ed Bailey, for business correspondence. Without current operations, the Company does not believe that it is necessary to have a business office.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information – The principal market for the Company's common stock is the OTC Bulletin Board under the symbol “LTVL.” The following high and low bid prices for the Company's Common Stock is based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company’s common stock has traded sporadically and in low volume. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.  On April 9, 2009 the bid and ask were $0.007 ask and $0.0005 and bid.

Quarter Ended                                           High Bid                           Low Bid
December 2008                                           $0.007                                $0.0005
September 2008                                          $0.007                                $0.0005
June 2008                                                    $0.007                                $0.0005
March 2008                                                 $0.007                                $0.0005

December 2007                                           $0.005                                $0.009
September 2007                                          $0.01                                  $0.005
June 2007                                                    $0.015                                $0.005
March 2007                                                 $0.02                                  $0.015

December 2006                                           $0.02                                  $0.01
September 2006                                          $0.02                                  $0.01
June 2006                                                    $0.05                                  $0.02
March 2006                                                 $0.05                                  $0.02

Holders – At April 10, 2009, the Company had approximately 87 stockholders of record based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We had no revenues in 2008 or 2007.  We had a net loss of $43,857 for the year ended December 31, 2008.  At December 31, 2008, we had cash and cash equivalents of $0 and a negative working capital of $57,975.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Revenues	$ 0	$ 0
General and Administrative Expenses	41,634	10,531
Net Loss	43,857	10,922
Basic Income (Loss) per Share	(0.00)	(0.00)
Diluted Income (Loss) per Share	(0.00)	(0.00)
Weighted Average Number of Shares Outstanding	15,969,007	15,969,007
Weighted Average Number of Fully Diluted Shares Outstanding	40,969,007	15,969,007
BALANCE SHEET DATA:
	December 31, 2008	December 31, 2007
Total Current Assets	$ 0	$ 0
Total Assets	0	0
Total Current Liabilities	57,975	14,118
Working Capital	(57,975)	(14,118)
Stockholders’ Equity (Deficit)	(57,975)	(14,118)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

a) Plan of Operations

Overview:

The Company has not had revenues from operations in each of the last two fiscal years. The Company’s current operations have consisted of taking such action, as management believes necessary, to prepare to seek an acquisition or merger with an operating entity. The Company has obtained loans from an officer. The Company may also issue shares of its common stock to raise equity capital. The Company’s sole officer has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status and in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements. Beyond the financial arrangements herein, the Company has not entered into a definitive agreement with this officer, or anyone else, regarding the receipt of future funds to meet its capital requirements. However, management anticipates that whatever reasonable financial requirements may be necessary to further its plan of operations, the Company’s sole officer will continue to provide such financial resources to the Company as needed during the next twelve months.

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

The Company’s sole officer has paid on behalf of the Company certain costs and as of December 31, 2008, the Company owed him $42,453 including $7,800 for office services.  The Company in anticipation of additional cost to bring the Company current on all of its reporting obligations has entered into a credit line for up to $25,000.  Under the terms of the credit line, the notes drawn on the line can be converted into shares of the Company’s common stock at the rate of $0.001 per share of common stock received.  The terms of these promissory notes require that repayment be made in full with accrued interest at a rate of ten percent per annum by April 14, 2009.  The sole officer has agreed to extend the due date on the note.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet these financial requirements. On December 31, 2008, the Company’s debts were $57,975 with no assets. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

Since it terminated operations, the Company has not generated any revenue and it is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge. However, the Company is not restricting its search to those business opportunities that have profitable operations. Even though a business opportunity is acquired that has revenues or gross income, there is no assurance that profitable operations or net income will result. Consequently, even though the Company may be successful in acquiring a business opportunity, such acquisition does not assume that a profitable business opportunity is being acquired or that stockholders will benefit through an increase in the market price of the Company's common stock.

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

Item 8. Financial Statements and Supplementary Data.

The Company’s financial statements are presented immediately following the signature page to this Form 10-K.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with its principal independent accountants with respect to accounting practices or procedures or financial disclosure.

Item 9A(T). Controls and Procedures

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

Our management, which consists of one officer, with the participation of the outside CPA firm, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside CPA firm, in addition to our auditors, helps mitigate this potential weakness.

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
Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, and position of each executive officer and director and the term of office.

Name                                           Age           Position                                                      Director or Officer Since
Ed Bailey                                     48              President, Secretary, Treasurer,
       Director                                                      2006
Michael T. Lami                         48              Director                                                      2009

Set forth below is certain biographical information regarding the Company's executive officer and directors.

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

Mr. Lami has been the owner and operator of several business in the Salt Lake City, Utah area.  Mr. Lami, for the past five years, has been and is a private business consultant and is a real estate agent and investor since 1995.  From the 1980’s until 2005, Mr. Lami also owned and operated Rocky Mountain Pizza Company.  Mr. Lami is also involved in real estate investment and development with his own company TerraFirma Real Estate Services.  Mr. Lami is also the president and director of RT Technologies, Inc. which is listed on the OTCBB and files reports with the SEC.

Mr. Lami was appointed a director in April 2009.

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

Compliance With Section 16(A) Of The Exchange Act

The Company’s sole officer filed an initial form 3 late.  The Company is not aware of any other late reports filed by officers, directors and ten percent stockholders during the last two years.

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries= chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2008, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Ed Bailey,	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO, President	2007 2006	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2008, 2007, and 2006.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 10, 2009, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 15,969,007 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

      Amount and Nature of
Title of Class         Name of Beneficial Owner                        Beneficial Ownership (1)                    Percent of Class
Common                 Colin C. Herd                                                                2,185,500                                           13.69%
11375 Brittany Woods
Cincinnati, Ohio 45249

Common                 Interwest Partners VI, LP                                            1,539,635                                             9.64%
3000 Sand Hill Rd Bldg 3, Suite 25
Menlo Park, CA 94025

Common                 Intram Investment Corporation                                     958,075                                             6.00%
10826 Omaha Trace
Union, KY 41091

Common                 Jerome Capital, LLC                                                     2,090,491                                            13.09%
One Northwestern Dr., Suite 203
Bloomfield, CT 06002

Common                 Ed Bailey                                                                      25,000,000                                               61%

Name of Officer, Director                  Amount and Nature of
Title of Class         and Nominee                                      Beneficial Ownership (2)                                       Percent of Class

Common                 Ed Bailey                                                         25,000,000                                                                61%

Common                 Michael Lami                                                                 --                                                                   --

Common                 All Officers and Directors
as a Group                                                         25,000,000                                                                  -0-

(1)	All shares are owned directly, beneficially and of record; and each stockholder has sole voting, investment, and dispositive power, unless otherwise noted.
(2)
Assumes conversion of the promissory note owed to Mr. Bailey for $25,000 as of April 10, 2009.  The note is convertible at $0.001 per share.  As such Mr. Bailey would receive 25,000,000 shares on conversion of the note.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Transactions with management and others

The sole officer has been providing loans to the Company.  As of December 31, 2008, the sole officer has loaned the Company $32,079.  As of April 14, 2009, the sole officer has loaned the Company $34,579.  Additionally, the sole officer has entered into a credit line with the Company to provide up to $25,000 of additional capital to the Company.  Under the terms of the loan and credit agreement, the loan can be converted into shares of the Company’s common stock at $0.001 per share.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:     $23,000 for 2008 and $4,600 for 2007.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:     $0 for 2008 and $0 for 2007.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0 for 2008 and $0 for 2007.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2008 and $0 for 2007.

(5) The Company does not have an audit committee

(6) Not Applicable

Item 15. Exhibits, Financial Statement Schedules.

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

Exhibits – The following exhibits are included as part of this report:

Exhibit           Reference
Number          Number             Title of Document                                                                Location
3.01                      3                    Articles of Incorporation                                                    Incorporated by reference*

3.02                      3                    Amended Articles of Incorporation                                  Incorporated by reference*

3.03                      3                    Amended Articles of Incorporation                                  Incorporated by reference*

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
Section 1350, as adopted pursuant to
Section 302 of Sarbanes-Oxley Act of 2002         This Filing

32.01                      32                CEO and CFO Certification pursuant to Section 906       This Filing

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

Date:  April 14, 2009

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ed Bailey
Ed Bailey, Principal Executive and Financial Officer

Date:  April 14, 2009

By: /s/ Michael Lami
      Director

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
LightTouch Vein & Laser, Inc.

We have audited the accompanying balance sheets of LightTouch Vein & Laser, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ (deficit), and cash flows for the  years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LightTouch Vein & Laser, Inc. as of December 31, 2008 and 2007, and the results of its operations,
                    and its cash flows for the  years ended December 31, 2008 and 2007,   in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
                                                                April 14, 2009

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite A, 5/F
Max Share Centre
373 King’s Road
North Point, Hong Kong
Telephone 852.21.555.333
Facsimile 852.21.165.222

www.cpaone.net

LightTouch Vein & Laser, Inc.
Balance Sheets

	December 31,
	2008	2007
Assets:
Current assets	$ -	$ -

Total Assets	$ -	$ -

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$ 2,250	$ 2,207
Payable to related parties	55,725	11,911
Total Liabilities	57,975	14,118

Stockholders' deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
15,969,007 shares issued and outstanding	15,969	15,969
Paid-in capital	7,102,194	7,102,194
Retained deficit	(7,176,138)	(7,132,281)
Total Stockholders' Deficit	(57,975)	(14,118)
Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LightTouch Vein & Laser, Inc.
Statements of Operations

	Years Ended December 31,
	2008	2007
Income from Operations	$ -	$ -

General and Administrative Expenses	(41,634)	(10,531)
Net Loss from Operations	(41,634)	(10,531)

Other Expenses:
Interest	(2,223)	(391)
Total Other Expense	(2,223)	(391)

Net (Loss)	$ (43,857)	$ (10,922)

(Loss) per common share	$ (0.00)	$ (0.00)

Average weighted number of common shares outstanding	15,969,007	15,969,007

The accompanying notes are an integral part of these financial statements.

LightTouch Vein & Laser, Inc.
Statements of Stockholders’ Deficit

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balance, December 31, 2006	15,969,007	$ 15,969	$ 7,102,194	$ (7,121,359)
Net loss for the year	-	-	-	(10,922)

Balance, December 31, 2007	15,969,007	15,969	7,102,194	(7,132,281)
Net loss for the year	-	-	-	(43,857)

Balance, December 31, 2008	15,969,007	$ 15,969	$ 7,102,194	$ (7,176,138)

The accompanying notes are an integral part of these financial statements.

LightTouch Vein & Laser, Inc.
Statements of Cash Flows

Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ (43,857)	$ (10,922)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Changes in current assets and liabilities:
Accounts payable	2,250	1,627
Payable to related parties	41,607	9,295
Net Cash Provided by Operating Activities	-	-

Net Cash Provided by (Used in) Investing Activities	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Net increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at End of Period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LightTouch Vein & Laser, Inc.
Notes to Financial Statements
December 31, 2008

Note 1: Summary of Significant Accounting Policies

Organization – LightTouch Vein & Laser, Inc. (the “Company”) was organized under the laws of the State of Nevada on May 1, 1981 under the name of Strachan, Inc. and during 1999, the Company changed its name to its present name. Between 1999 and 2000, the Company acquired several subsidiary corporations and conducted its business operations primarily through them. Subsequent to August 2000, financial difficulties prevented these subsidiary corporations from operating profitably and each of them ceased operations. In most cases these subsidiary corporations filed for bankruptcy in the applicable federal court, the proceedings of which lasted in some cases through 2005. At the present time the Company is seeking a business combination with an operating entity through a reverse acquisition.

Going Concern – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted  in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has no assets but has incurred liabilities of $57,975 as of December 31, 2008. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The Company’s sole officer and an affiliate have paid the Company’s expenses (See Note 3.  Related Party Transactions). An amount of $55,725, including accrued interest, is due them as of December 31, 2008. The Company proposes to continue this method of paying for its expenses unless other capital raising means can be employed, of which there can be no assurance that such will be available. In addition, the Company is dependent on its management serving without monetary remuneration. The Company assumes that its arrangement with management will continue into the future. These financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

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

(Loss) Per Common Share – The loss per share of common stock is computed by dividing the net loss during the period presented by the weighted average number of shares of common stock outstanding during that same period. There were no potential common shares outstanding during any period presented that would result in a dilution to the actual number of common shares outstanding. However, the Company may have a contingent obligation to issue additional shares based on acquisitions that the Company made of entities that became subsidiaries of the Company. Such contingent obligation has not been given consideration in computing the loss per common share (See Note 2: Capital Stock).

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

The Company’s likelihood to utilize any net operating loss carry forward from years prior to 2006 is remote as a result of its intended change in business activities and other tax regulations relating to those prior years. The Company’s present net operating loss carry forward of approximately $54,800 expires in years commencing in 2027, if such loss is allowed as a result of its intended change in business activities.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

LightTouch Vein & Laser, Inc.
Notes to Financial Statements (continued)
December 31, 2008

Note 1: Summary of Significant Accounting Policies (continued)

The Company has no tax positions at December 31, 2007 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2007 and 2008, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2007 and 2008.

Recently Enacted Accounting Standards

On January 12, 2009 the Financial Accounting Standards Board (“FASB”) issued a final Staff Position (“FSP”) amending the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP does not have an impact on the Company at the present time.

On April 1, 2009 the FASB issued FSP FAS 141(R)-1 that amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. This statement may have an impact on the Company if the Company enters into a business combination with an operating entity through a reverse acquisition.

On April 9, 2009 the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs do not have an impact on the Company at the present time.

Note 2: Capital Stock

Preferred Stock – The Company is authorized to issue 25,000,000 shares of preferred stock, $.001 par value, with such rights, preferences, variations and such other designations for each class or series within a class as determined by the Board of Directors. The preferred stock is not convertible into common stock, does not contain any cumulative voting privileges, and does not have any preemptive rights. No shares of preferred stock have been issued.

Common Stock – On August 15, 2000, the Company acquired Vanishing Point, Inc. (“Vanishing Point”) as a wholly-owned subsidiary through a triangular reorganization whereby an existing subsidiary of the Company acquired all of the Vanishing Point common stock, options to acquire common stock, warrants, and convertible notes (collectively the “Exchange Securities”) in exchange for 8,576,589 shares of the Company’s common stock. The conditions of the exchange require that the Exchange Securities be surrendered to the Company’s transfer agent and that payment, either in services or in a cash amount, be made to the Company. As a result of the demise of the business operations of the Company’s subsidiaries shortly after the Vanishing Point acquisition, both the terms and conditions of surrendering the Exchange Securities were not completed. The Company believes that all properly allowable issuances of the Company’s common stock for the Exchange Securities has occurred, but no assurance thereof can be given. (See Note 4: Contingent Liabilities)

LightTouch Vein & Laser, Inc.
Notes to Financial Statements (continued)
December 31, 2008

Note 3: Related Party Transactions

Commencing in 2006, the Company’s sole officer made payment of general and administrative expenses incurred by the Company and in 2007 entered into an unsecured line of credit note. This note bears interest at a rate of 10% per annum and has been extended on several occasions. Commencing in 2008, an affiliate of the Company’s sole officer made similar payment of general and administrative expenses incurred by the Company at a rate of 10% per annum. Furthermore, certain general and administrative expenses related to the Company maintaining an office and filing its reports with the Securities and Exchange Commission have been accrued and are payable to the Company’s sole officer and affiliate. Collectively, these amounts total $55,725 and $11,911 at December 31, 2008 and 2007, respectively. Accrued interest included in these amounts is $2,611 and $388 at December 31, 2008 and 2007, respectively.

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

Note 5:  Subsequent Events

Subsequent to December 31, 2008 the Company’s sole officer and an affiliate made a combined $5,000 prepaid expense deposit for and in behalf of the Company. This amount bears interest at a rate of 10% per annum and is similar in nature as the amounts previously discussed in Note 3: Related Party Transactions.