Form 10-Q
period 2009-03-31
LIGHTTOUCH VEIN & LASER INC
filed 2009-05-20
CIK 1104265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.
Yes [  ]  No  [  ]

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

15,969,007 shares of $0.001 par value common stock on May 18, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
LightTouch Vein & Laser, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2009

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

LightTouch Vein & Laser, Inc.
Unaudited Balance Sheets

	March 31,	December 31,
	2009	2008
Assets:
Current assets:
Prepaid expense	$ 200	$ -

Total Assets	$ 200	$ -

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$ 1,249	$ 2,250
Payable to related party	65,753	55,725
Total Liabilities	67,002	57,975

Stockholders' deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
15,969,007 shares issued and outstanding	15,969	15,969
Paid-in capital	7,102,194	7,102,194
Retained deficit	(7,184,965)	(7,176,138)
Total Stockholders' Deficit	(66,802)	(57,975)
Total Liabilities and Stockholders' Deficit	$ 200	$ -

The accompanying notes are an integral part of these financial statements.

LightTouch Vein & Laser, Inc.
Unaudited Statements of Operations

	For the Three Months Ended
	March 31,
	2009	2008

Revenue	$ -	$ -
General and Administrative Expenses	(7,899)	(6,888)
Net Loss from Operations	(7,899)	(6,888)

Other Expense:
Interest expense	(928)	(334)
Total Other Income and Expense	(928)	(334)

Net Loss	$ (8,827)	$ (7,222)

Loss per common share	$ (0.00)	$ (0.00)

Average weighted number of common shares outstanding	15,969,007	15,969,007

The accompanying notes are an integral part of these financial statements.

LightTouch Vein & Laser, Inc.
Unaudited Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$ (8,827)	$ (7,222)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Changes in current assets and liabilities:
Prepaid expense	(200)	(882)
Accounts payable	(1,001)	1,148
Payable to related party	10,028	6,956
Net Cash Provided by Operating Activities	-	-

Net Cash Provided by (Used in) Investing Activities	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Net Increase (Decrease) in Cash	-	-
Cash at beginning of period	-	-
Cash at End of Period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LightTouch Vein & Laser, Inc.
Notes to Unaudited Financial Statements
March 31, 2009

Note 1: Basis of Presentation

The accompanying unaudited financial statements of LightTouch Vein & Laser, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company, comprised of its sole officer and director, (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the year ended December 31, 2008.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has few assets but has incurred total liabilities of over $67,000 as of March 31, 2009. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management and other related parties have paid the Company’s expenses and Management serves without monetary remuneration. The Company proposes to continue this method of paying for its expenses unless other capital raising means can be employed, of which there can be no assurance that such will be available. The Company anticipates incurring future expenses as it seeks to acquire an operating entity. The Company assumes that its arrangement with Management will continue into the future. These unaudited financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

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

(Loss) per Share of Common Stock – The loss per share of common stock is computed by dividing the net loss during the periods presented by the weighted average number of common shares outstanding during those same periods. There were no potential common shares outstanding during any period presented that would result in a dilution to the actual number of common shares outstanding. However, the Company may have a contingent obligation to issue additional shares of common stock based on acquisitions that the Company made of entities that became subsidiaries of the Company. Such contingent obligation has not been given consideration in computing the loss per share of common stock.

LightTouch Vein & Laser, Inc.
Notes to Unaudited Financial Statements (continued)
March 31, 2009

Note 2: Summary of Significant Accounting Policies (continued)

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At March 31, 2009, the Company has a net operating loss carry forward of approximately $63,000 that expires if unused through 2029. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended business activities. A deferred tax asset in the amount of $9,450 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $1,320 and $1,080 for the three months ended March 31, 2009 and 2008, respectively.  A tax rate of 15% was used in the calculation.

 The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2009 and December 31, 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2009 or December 31, 2008.

Note 3: Capital Stock

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

Note 4: Related Party Transactions

Commencing in 2006, Management and other related parties have paid the Company’s general and administrative expenses. The Company has entered into an unsecured line of credit note with those related parties that bear interest at 10% per annum. The line of credit note has been extended on several occasions. Collectively, these amounts total the principal amount of $ 65,753  and $55,725 at March 31, 2009 and December 31, 2008, respectively. Accrued interest included in these amounts is $3,538 and $2,611 respectively.

LightTouch Vein & Laser, Inc.
Notes to Unaudited Financial Statements (continued)
March 31, 2009

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2009, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company’s sole officer and director has paid on behalf of the Company certain costs.  As of March 31, 2009, the Company owed related parties $49,771.  The Company in anticipation of additional cost to bring the Company current on all of its reporting obligations has entered into a credit line for up to $25,000 with the president of the Company.  The Company also owes $15,982 to another party.

Risks associated with the plan of operations

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2009, the Company owed $67,002 and had $200 of assets and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

The selection of a business opportunity in which to participate is complex and risky. Additionally, the Company has only limited resources and this fact may make it more difficult to find any such opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders. The Company will select any potential business opportunity based on management's business judgment. At the present time, only Mr. Bailey serves as an officer of the Company and allowing only one individual to exercise his business judgment in the selection of a business opportunity for the Company presents a significant risk to the Company's stockholders. The Company may acquire or participate in a business opportunity based on the decision of management that potentially could act without the consent, vote, or approval of the Company's stockholders.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had a negative $66,802 in working capital with $200 of assets and liabilities of $67,002.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended March 31, 2009, the Company had a net loss of $8,827 compares to a loss for the three months ended March 31, 2008 of $7,222.  The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended March 31, 2009. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended March 31, 2009.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended March 31, 2009.

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

LightTouch Vein & Laser, Inc.
(Registrant)

Dated: May 20, 2009                                                                                                By: /s/ Ed Bailey
     Ed Bailey
     Chief Executive Officer
     Chief Financial Officer
     Director

                                                                                                        13