Form 10-Q
period 2009-06-30
LIGHTTOUCH VEIN & LASER INC
filed 2009-08-19
CIK 1104265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
15,969,007 shares of $0.001 par value common stock on August 14, 2009

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
LightTouch Vein & Laser, Inc.
FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2009

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

LightTouch Vein & Laser, Inc.
Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets:
Current assets:
Prepaid expense	$ -	$ -

Total Assets	$ -	$ -

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$ 3,662	$ 2,250
Related party payable	62,799	53,114
Related party interest payable	4,548	2,611
Total Liabilities	71,009	57,975

Stockholders' deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
15,969,007 shares issued and outstanding	15,969	15,969
Paid-in capital	7,102,194	7,102,194
Retained deficit	(7,189,172)	(7,176,138)
Total Stockholders' Deficit	(71,009)	(57,975)
Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

LightTouch Vein & Laser, Inc.
Unaudited Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$ -	$ -	$ -	$ -
General and Administrative Expenses	(3,198)	(6,416)	(11,097)	(13,304)
Net Loss from Operations	(3,198)	(6,416)	(11,097)	(13,304)

Other Expense:
Interest expense	(1,009)	(453)	(1,937)	(787)
Total Other Income and Expense	(1,009)	(453)	(1,937)	(787)

Net Loss	$ (4,207)	$ (6,869)	$ (13,034)	$ (14,091)

Loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Average weighted number of common
shares outstanding	15,969,007	15,969,007	15,969,007	15,969,007

The accompanying notes are an integral part of these unaudited financial statements.

LightTouch Vein & Laser, Inc.
Unaudited Statements of Cash Flows

For the Six Months Ended
June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$ (13,034)	$ (14,091)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Changes in current assets and liabilities:
Accounts payable	1,412	6,623
Related party payable, including interest	11,622	7,468
Net Cash Provided by Operating Activities	-	-

Net Cash Provided by (Used in) Investing Activities	-	-

Net Cash Provided by (Used in) Financing Activities	-	-

Net Increase (Decrease) in Cash	-	-
Cash at beginning of period	-	-
Cash at End of Period	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

LightTouch Vein & Laser, Inc.
Notes to Unaudited Financial Statements
June 30, 2009

Note 1: Basis of Presentation

The accompanying unaudited financial statements of LightTouch Vein & Laser, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company, comprised of its sole officer and two directors, (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the year ended December 31, 2008.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has no assets but has incurred total liabilities of over $71,000 as of June 30, 2009. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management and other related parties have paid the Company’s expenses and Management serves without monetary remuneration. The Company proposes to continue this method of paying for its expenses unless other capital raising means can be employed, of which there can be no assurance that such will be available. The Company anticipates incurring future expenses as it seeks to acquire an operating entity. The Company assumes that its arrangement with Management will continue into the future. These unaudited financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

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

LightTouch Vein & Laser, Inc.
Notes to Unaudited Financial Statements
June 30, 2009

Note 2: Summary of Significant Accounting Policies (continued)

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

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At June 30, 2009, the Company has a net operating loss carry forward of approximately $67,200 that expires if unused through 2029. A deferred tax asset in the amount of $10,081 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $1,955 and $2,110 for the six months ended June 30, 2009 and 2008, respectively. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2009 and December 31, 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2009 or December 31, 2008. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended development stage activities.

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

Note 4: Related Party Transactions

Commencing in 2006, Management and other related parties have paid the Company’s general and administrative expenses. The Company has entered into an unsecured line of credit note with those related parties that bear interest at 10% per annum. The line of credit note has been extended on several occasions. Collectively, these amounts total the principal amount of $62,799 and $53,114 at June 30, 2009 and December 31, 2008, respectively. Accrued interest on these amounts is $4,548 and $2,611 at June 30, 2009 and December 31, 2008,respectively.

LightTouch Vein & Laser, Inc.
Notes to Unaudited Financial Statements
June 30, 2009

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

Note 6: Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 17, 2009, and determined there are no material transactions that have not been disclosed.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month period ended June 30, 2009, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company’s sole officer has paid on behalf of the Company certain costs.  As of June 30, 2009, the Company owed related parties $67,347.  The Company in anticipation of additional cost to bring the Company current on all of its reporting obligations has entered into a credit line for up to $25,000 with the president of the Company.  The Company also owes $16,713 to another party, who is not an officer.

Risks associated with the plan of operations

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2009, the Company owed $71,009 and had no assets and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of June 30, 2009, the Company had a negative $71,009 in working capital with no assets and liabilities of $71,009.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and six months ended June 30, 2009, the Company had a net loss of $4,207 and $13,034, respectively compares to a loss for the three and six months ended June 30, 2008 of $$6,869 and $14,091, respectively.  The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended June 30, 2009. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

           None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended June 30, 2009.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2009, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

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

LightTouch Vein & Laser, Inc.
(Registrant)

Dated: August 19, 2009                                                                                                By: /s/ Ed Bailey
     Ed Bailey
     Chief Executive Officer
     Chief Financial Officer
     Director