Form 10-K
period 2009-12-31
LIGHTTOUCH VEIN & LASER INC
filed 2010-04-12
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

 X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2009

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act

Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). The registrant is not yet in the Interactive Data reporting system.

Yes      . No      .

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant=s shares trade on the OTCBB with no stated bid and ask price. The bid on March 26, 2010, was $0.006 by one market maker giving the shares held by non-affiliates a market value of $95,814. The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 26, 2010, the registrant had 40,969,007 shares of common stock issued and outstanding.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information – The principal market for the Company's common stock is the OTC Bulletin Board under the symbol “LTVL.” The following high and low bid prices for the Company's Common Stock is based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company’s common stock has traded sporadically and in low volume. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions. On March 26, 2010 the bid and ask were $1.02 ask and $0.006 and bid.

Quarter Ended	High Bid	Low Bid

December 2009	$0.03	$0.0006
September 2009	$0.03	$0.012
June 2009	$0.009	$0.009
March 2009	$0.007	$0.007

December 2008	$0.007	$0.0005
September 2008	$0.007	$0.0005
June 2008	$0.007	$0.0005
March 2008	$0.007	$0.0005

December 2007	$0.005	$0.009
September 2007	$0.01	$0.005
June 2007	$0.015	$0.005
March 2007	$0.02	$0.015

Holders – At March 26, 2010, the Company had approximately 87 stockholders of record based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6. Selected Financial Data

Summary of Financial Information

We had no revenues in 2008 or 2009. We had a net loss of $24,956 for the year ended December 31, 2009. At December 31, 2009, we had cash and cash equivalents of $0 and a negative working capital of $82,931.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Revenues	$0	$0
General and Administrative Expenses	15,653	41,634
Net Loss	24,956	43,857
Basic Income (Loss) per Share	(0.00)	(0.00)
Diluted Income (Loss) per Share	(0.00)	(0.00)
Weighted Average Number of Shares Outstanding	15,969,007	15,969,007
Weighted Average Number of Fully Diluted Shares Outstanding	40,969,007	40,969,007
BALANCE SHEET DATA:
	December 31, 2009	December 31, 2008
Total Current Assets	$0	$0
Total Assets	0	0
Total Current Liabilities	82,931	57,975
Working Capital	(82,931)	(57,975)
Stockholders’ Equity (Deficit)	(82,931)	(57,975)

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

The Company’s sole officer and certain shareholders have paid on behalf of the Company certain costs and as of December 31, 2009, the Company owed them $82,931 including $14,026 for office services. The Company in anticipation of additional cost to bring the Company current on all of its reporting obligations has entered into a credit line for up to $25,000. Under the terms of the credit line, the notes drawn on the line can be converted into shares of the Company’s common stock at the rate of $0.001 per share of common stock received. The terms of these promissory notes require that repayment be made in full with accrued interest at a rate of ten percent per annum by March 30, 2010. In March 2010, the sole officer did convert $25,000 of the debt owed to him into 25,000,000 shares of common stock of the Company.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet these financial requirements. On December 31, 2009, the Company’s debts were $82,931 with no assets. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

Our management, which consists of one officer, with the participation of the outside CPA firm, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors. Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2009, our internal control over financial reporting was effective. However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside CPA firm helps mitigate this potential weakness.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, and position of each executive officer and director and the term of office.

Name	Age	Position	Director or Officer Since
Ed Bailey	49	President, Secretary, Treasurer,
Director			2006
Michael T. Lami	49	Director	2009

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

Mr. Lami has been the owner and operator of several businesses in the Salt Lake City, Utah area. Mr. Lami, for the past five years, has been and is a private business consultant and is a real estate agent and investor since 1995. From the 1980’s until 2005, Mr. Lami also owned and operated Rocky Mountain Pizza Company. Mr. Lami is also involved in real estate investment and development with his own company TerraFirma Real Estate Services. Mr. Lami is also the president and director of RT Technologies, Inc. which is listed on the OTCBB and files reports with the SEC.

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

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries= chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2009, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ed Bailey, CEO	2009	--	--	--	--	--	--	--	--
	2008	--	--	--	--	--	--	--	--
	2007	--	--	--	--	--	--	--	--

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2009, 2008, and 2007.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 26, 2010, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 40,969,007 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

		Amount and Nature of
Title of Class	Name of Beneficial Owner	Beneficial Ownership (1)	Percent of Class

Common	Ed Bailey	25,000,000	61%

		Amount and Nature of
Title of Class	Name of Officer, Director and Nominee	Beneficial Ownership (1)	Percent of Class

Common	Ed Bailey	25,000,000	61%

Common	Michael Lami	--	--

Common	All Officers and Directors as a Group	25,000,000	61%

________________

(1)

All shares are owned directly, beneficially and of record; and each stockholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Transactions with management and others

The sole officer has been providing loans to the Company. As of December 31, 2009, the sole officer has loaned the Company $35,314. As of March 26, 2010, the sole officer has loaned the Company $37,254. Additionally, the sole officer had entered into a credit line with the Company to provide up to $25,000 of additional capital to the Company which was fully borrowed against. In March 2010, the sole officer and shareholder loaned the Company additional capital of $3,355. Under the terms of the loan and credit agreement, the loan could be converted into shares of the Company’s common stock at $0.001 per share. In March 2010, the sole officer converted the loan into 25,000,000 shares of common stock.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are: $7,250 for 2009 and $23,000 for 2008.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees: $0 for 2009 and $0 for 2008.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning: $0 for 2009 and $0 for 2008.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees: $0 for 2009 and $0 for 2008.

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

Date: April 9, 2010

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 9, 2010

By: /s/ Ed Bailey

Ed Bailey, Principal Executive and Financial Officer

Date: April 9, 2010By:

By: /s/ Michael Lami

Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

LightTouch Vein & Laser, Inc.

We have audited the accompanying balance sheets of LightTouch Vein & Laser, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LightTouch Vein & Laser, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Certified Public Accountants

Salt Lake City, Utah

April 8, 2010

LightTouch Vein & Laser, Inc.

Balance Sheets

	December 31,
	2009	2009
Assets:
Current assets	$-	$-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$3,256	$2,250
Payable to related parties	79,675	55,725
Total Liabilities	82,931	57,975

Stockholders' deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,15,969,007 shares issued and outstanding	15,969	15,969
Additional Paid-in capital	7,102,194	7,102,194
Retained deficit	(7,201,094)	(7,176,138)
Total Stockholders' Deficit	(82,931)	(57,975)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Operations

	Years Ended December 31,
	2009	2008

Revenue	$-	$-

Operating expenses:
General and Administrative Expenses	15,653	41,634
Total operating expenses	15,653	41,634
Loss from operations	(15,653)	(41,634)
Other Income (Expenses):
Interest expenses	(9,303)	(2,223)
Total Other Expense	(9,303)	(2,223)

Net (Loss)	$(24,956)	$(43,857)

Net (Loss) per common share	$(0.00)	$(0.00)

Average weighted number of common shares outstanding	15,969,007	15,969,007

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Changes in Stockholders’ Deficit

	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Deficit

Balance, December 31, 2007	15,969,007	$15,969	$7,102,194	$(7,121,359)
Net loss, year ended December 31, 2008	-	-	-	(43,857)

Balance, December 31, 2008	15,969,007	15,969	7,102,194	(7,176,138)
Net loss, year ended December 31, 2009	-	-	-	(24,956)

Balance, December 31, 2009	15,969,007	$15,969	$7,102,194	$(7,201,094)

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statement of Cash Flows

	Years Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(24,956)	$(43,857)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,006	2,250
Increase (decrease) in payable to stockholders	23,950	41,607
Net Cash used in operating activities	-	-

Net Cash Provided by Investing Activities	-	-

Net Cash Provided by Financing Activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	-
Interest	$-	$-

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Notes to Financial Statements

December 31, 2009

Note 1: Summary of Significant Accounting Policies

Organization – LightTouch Vein & Laser, Inc. (the “Company”) was organized under the laws of the State of Nevada on May 1, 1981 under the name of Strachan, Inc. and during 1999, the Company changed its name to its present name. Between 1999 and 2000, the Company acquired several subsidiary corporations and conducted its business operations primarily through them. Subsequent to August 2000, financial difficulties prevented these subsidiary corporations from operating profitably and each of them ceased operations. In most cases these subsidiary corporations filed for bankruptcy in the applicable federal court, the proceedings of which lasted in some cases through 2005. At the present time the Company is seeking a business combination with an operating entity through a reverse acquisition, as its principal business, and accordingly is not considered to be in the development stage.

Going Concern – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has no assets but has incurred liabilities of $82,931 as of December 31, 2009. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The Company’s sole officer and an affiliate have paid the Company’s expenses (See Note 3. Related Party Transactions). An amount of $82,931, including accrued interest, is due them as of December 31, 2009. The Company proposes to continue this method of paying for its expenses unless other capital raising means can be employed, of which there can be no assurance that such will be available. In addition, the Company is dependent on its management serving without monetary remuneration. The Company assumes that its arrangement with management will continue into the future. These financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

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

At December 31, 2009, the Company has a net operating loss carry forward of approximately $79,800 that expires if unused through 2029. A deferred tax asset in the amount of $11,970 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $3,750 and $6,600 for the years ended December 31, 2009 and 2008, respectively. The Company’s likelihood to utilize any net operating loss carry forward from years prior to 2006 is remote as a result of its intended change in business activities and other tax regulations relating to those prior years.

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of ASC Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

LightTouch Vein & Laser, Inc.

Notes to Financial Statements

December 31, 2009

(continued)

Note 1: Summary of Significant Accounting Policies (continued)

The Company has no tax positions at December 31, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2009 and 2008, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at December 31, 2009 and 2008.

Recently Enacted Accounting Standards

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

In May 2009, the Financial Accounting Standards Board issued ASC Topic 855/(SFAS No. 165, Subsequent Events) “Subsequent Events”, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles with a required adoption date of June 30, 2009. ASC Topic 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. We adopted ASC Topic 855 as of the required effective date.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

LightTouch Vein & Laser, Inc.

Notes to Financial Statements

December 31, 2009

(continued)

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

Commencing in 2006, the Company’s sole officer made payment of general and administrative expenses incurred by the Company and in 2007 entered into an unsecured line of credit note. This note bears interest at a rate of 18% per annum and has been extended on several occasions. Commencing in 2008, an affiliate of the Company’s sole officer made similar payment of general and administrative expenses incurred by the Company at a rate of 18% per annum. Furthermore, certain general and administrative expenses related to the Company maintaining an office and filing its reports with the Securities and Exchange Commission have been accrued and are payable to the Company’s sole officer and affiliate. Collectively, these amounts total $79,675 and $55,725 at December 31, 2009 and 2008, respectively. Accrued interest included in these amounts is $11,914 and $2,611 at December 31, 2009 and 2008, respectively.

Note 4: Contingent Liabilities

The Company’s subsidiaries were terminated in 2000 and in 2001 became subject to various lawsuits including bankruptcy proceedings. Even though the Company may have been named as a defendant in such lawsuits, the Company denied any liability inasmuch as it was not the operating entity that had entered into the agreements that were being litigated and the Company had not made any commitments for the payment of any liabilities incurred by its subsidiaries. Nevertheless, to the extent that the Company was a party to any financial transactions that were not discharged through any subsidiary’s bankruptcy proceedings, including any obligations associated with the issuance of its common stock in conjunction with the acquisition of Vanishing Point, the Company may have contingent liabilities.

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

Note 5: Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and determined there are no material transactions that have not been disclosed except in March 2010, the sole officer of the Company converted a note in the amount of $25,000 into 25,000,000 shares of common stock of the Company.