Form 10-Q
period 2010-03-31
LIGHTTOUCH VEIN & LASER INC
filed 2010-05-17
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

      . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant is not yet part of the Interactive Data reporting system.

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

40,969,007 shares of $0.001 par value common stock on May 14, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

LightTouch Vein & Laser, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2010

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

LightTouch Vein & Laser, Inc.

Balance Sheet

	March 31,	December, 31
	2010	2009
Assets	(Unaudited)

Current Assets	$-	$-

Total Assets	$-	$-

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$3,256	$3,256
Payable to stockholders	56,442	79,675

Total current liabilities	59,698	82,931

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 25,000,000 shares
Authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value: 100,000,000 shares
authorized, 40,969,007 and 15,969,007 shares issued and outstanding, respectively	40,969	15,969
Additional paid-in capital	7,102,194	7,102,194
Retained deficit	(7,202,861)	(7,201,094)

Total stockholder’s equity (deficit)	(59,698)	(82,931)

Total liabilities and stockholders’ equity (deficit)	$-	$-

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31
	2010	2009

Revenue	$-	$-

Operating Expenses:
General and administrative	263	7,899

Total operating expenses	263	7,899

Loss from operations	(263)	(7,899)

Other Income (Expense)
Interest expense	(1,505)	(928)

Total other expenses	(1,505)	(928)

Net Loss	(1,768)	(8,827)

Net Loss per share of common stock	$(0.00)	$(0.00)

	24,580,118	15,969,007

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows form operating activities:
Net Loss	$(1,768)	$(8,827)
Adjustments to reconcile net loss to net cash used by operating activities:

Changes of operating assets and liabilities:
(Increase) decrease in prepaid expense	-	(200)
Increase (decrease) in accounts payable	-	(1,001)
Increase (decrease) in payable to stockholders	(1,768)	10,028
Net cash used in
Operating activities	-	-

Net cash provided by
Investing activities	-	-

Net cash provided by
Financing activities	-	-

Net change in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-
Non-cash financing activity:
Debt – related party converted to equity	$25,000	$-

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Notes to Unaudited Financial Statements

March 31, 2010

Note 1: Basis of Presentation

The accompanying unaudited financial statements of LightTouch Vein & Laser, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company, comprised of its sole officer and another director, (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the year ended December 31, 2009.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has few assets but has incurred total liabilities of over $59,000 as of March 31, 2010. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management and other related parties have paid the Company’s expenses and Management serves without monetary remuneration. The Company proposes to continue this method of paying for its expenses unless other capital raising means can be employed, of which there can be no assurance that such will be available. The Company anticipates incurring future expenses as it seeks to acquire an operating entity. The Company assumes that its arrangement with Management will continue into the future. These unaudited financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

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

March 31, 2010

Note 2: Summary of Significant Accounting Policies (continued)

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

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At March 31, 2010, the Company has a net operating loss carry forward of approximately $81,500 that expires if unused through 2029. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended business activities. A deferred tax asset in the amount of $12,225 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $255 and $1,320 for the three months ended March 31, 2010 and 2009, respectively.  A tax rate of 15% was used in the calculation.

The Company adopted the provisions of ASC Topic 40, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC Topic 40, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2010 and December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2010 or December 31, 2009.

Recently Enacted Accounting Standards - Accounting Standards Update (ASU) No 2010-09 amends Topic 855 “Subsequent Events” to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  It was determined that the requirements to disclose the date that the financial statements are issued potentially conflicted with some of the Securities and Exchange Commission’s (SEC) guidance.  The amendment is effective for interim or annual periods ending after June 15, 2010.

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

March 31, 2010

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

During the quarter ended March 31, 2010, the sole officer of the Company converted a note in the amount of $25,000 into 25,000,000 shares of common stock of the Company.  The stock was valued at $0.001 per share which approximated market value.

Note 4: Related Party Transactions

Commencing in 2006, Management and other related parties have paid the Company’s general and administrative expenses. The Company has entered into an unsecured line of credit note with those related parties that bear interest at 10% per annum. The line of credit note has been extended on several occasions. During the quarter ended March 31, 2010, $25,000 in principal was converted into common stock.  Collectively, these amounts total $56,442 and $79,675 at March 31, 2010 and December 31, 2009, respectively. Accrued interest included in these amounts is $13,418 and $11,914 respectively.

Note 5: Contingent Liabilities

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

Note 6: Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financials were issued, and has determined there are no events that would require disclose herein.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2010, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company’s sole officer has paid on behalf of the Company certain costs.  As of March 31, 2010, the Company owed related parties $56,442.  The Company in anticipation of additional costs will have to rely on loans from related parties to fund shortfalls.

Risks associated with the plan of operations

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of March 31, 2010, the Company owed $59,698 and had no assets and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had a negative $59,698 in working capital with no assets and liabilities of $59,698.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three months ended March 31, 2010, the Company had a net loss of $1,768 compared to a loss for the three months ended March 31, 2009 of $8,827.  The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three months ended March 31, 2010. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended March 31, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Removed and Reserved

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

LightTouch Vein & Laser, Inc.

(Registrant)

Dated: May 17, 2010

/s/ Ed Bailey

Ed Bailey

Chief Executive Officer

Chief Financial Officer

Director