Form 10-Q
period 2010-09-30
LIGHTTOUCH VEIN & LASER INC
filed 2010-11-15
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

40,969,007 shares of $0.001 par value common stock on November 11, 2010

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

LightTouch Vein & Laser, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2010

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

LightTouch Vein & Laser, Inc.

Balance Sheets

	September 30,	December, 31
	2010	2009
Assets	(Unaudited)

Current Assets	$—	$—

Total Assets	$—	$—

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$3,895	$3,256
Payable to stockholders	67,878	79,675

Total current liabilities	71,773	82,931

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 25,000,000 shares
Authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares
authorized, 40,969,007 and 15,969,007 shares issued and outstanding, respectively	40,969	15,969
Additional paid-in capital	7,102,194	7,102,194
Retained deficit	(7,214,936)	(7,201,094)

Total stockholder’s equity (deficit)	(71,773)	(82,931)

Total liabilities and stockholders’ equity (deficit)	$—	$—

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$—	$ —	$—	$—

Operating Expenses:
General and administrative	1,269	1,917	10,357	13,014

Total operating expenses	1,269	1,917	10,357	13,014

Loss from operations	(1,269)	(1,917)	(10,357)	(13,014)

Other Income (Expense)
Interest expense	(1,045)	(1,009)	(3,485)	(2,946)

Total other expenses	(1,045)	(1,009)	(3,485)	(2,946)

Net Loss	(2,314)	(2,926)	(13,842)	(15,960)

Net Loss per share of common stock	$(0.00)	$ (0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares of Common Stock	40,969,007	15,969,007	35,566,007	15,969,007

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net Loss	$(13,842)	$(15,960)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes of operating assets and liabilities:
(Increase) decrease in prepaid expense	—	—
Increase (decrease) in accounts payable	639	531

Net cash used in
Operating activities	(13,203)	(15,429)

Net cash provided by
Investing activities	—	—

Cash Flows from Financing activities:
Increase (decrease) in payable to stockholders	13,203	15,429

Net cash provided by
Financing activities	13,203	15,429

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-Cash Financing Activity:
Debt-related party converted to equity	$25,000	$—

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Notes to Unaudited Financial Statements

September 30, 2010

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has few assets but has incurred total liabilities of over $71,000 as of September 30, 2010. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management and other related parties have paid the Company’s expenses and Management serves without monetary remuneration. The Company proposes to continue this method of paying for its expenses unless other capital raising means can be employed, of which there can be no assurance that such will be available. The Company anticipates incurring future expenses as it seeks to acquire an operating entity. The Company assumes that its arrangement with Management will continue into the future. These unaudited financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

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

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At September 30, 2010, the Company has a net operating loss carry forward of approximately $93,000 that expires if unused through 2029. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended business activities. A deferred tax asset in the amount of $13,950 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $1,980 and $2,394 for the nine months ended September 30, 2010 and 2009, respectively.  A tax rate of 15% was used in the calculation.

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

 LightTouch Vein & Laser, Inc.

Notes to Unaudited Financial Statements (continued)

September 30, 2010

Note 2: Summary of Significant Accounting Policies (continued)

The Company has no tax positions at September 30, 2010 and December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2010 or December 31, 2009.

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

Note 4: Related Party Transactions

Commencing in 2006, Management and other related parties have paid the Company’s general and administrative expenses. The Company has entered into an unsecured line of credit note with those related parties that bear interest at 10% per annum. The line of credit note has been extended on several occasions. During the quarter ended March 31, 2010, $25,000 in principal was converted into common stock.  Collectively, these amounts total $ 67,878 and $79,675 at September 30, 2010 and December 31, 2009, respectively. Accrued interest included in these amounts is $15,399 and $11,913 respectively.

Note 5: Contingent Liabilities

The Company’s subsidiaries, which were terminated in 2000 and 2001, became subject to various lawsuits including bankruptcy proceedings. Even though the Company may have been named as a defendant in such lawsuits, the Company denied any liability inasmuch as it was not the operating entity that had entered into the agreements that were being litigated and the Company had not made any commitments for the payment of any liabilities incurred by its subsidiaries. Nevertheless, to the extent that the Company was a party to any financial transactions that were not discharged through any subsidiary’s bankruptcy proceedings, including any obligations associated with the issuance of its common stock in conjunction with the acquisition of Vanishing Point, the Company may have contingent liabilities.

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

Note 6: Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and has determined there are no events that would require disclose herein.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2010, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company’s sole officer has paid on behalf of the Company certain costs.  As of September 30, 2010, the Company owed related parties $67,878.  The Company in anticipation of additional costs will have to rely on loans from related parties to fund shortfalls.

Risks associated with the plan of operations

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of September 30, 2010, the Company owed $71,773 and had no assets and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of September 30, 2010, the Company had a negative $71,733 in working capital with no assets and liabilities of $71,773.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and nine months ended September 30, 2010, the Company had a net loss of $2,314 and $13,842, respectively, compared to a loss for the three and nine months ended September 30, 2009 of $2,926 and $15,960, respectively.  The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three or nine months ended September 30, 2010. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended September 30, 2010.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2010, we have not purchased any equity securities nor have any officers or directors of the Company.

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

LightTouch Vein & Laser, Inc.

(Registrant)

Dated: November 15, 2010

By: /s/ Ed Bailey

     Ed Bailey

     Chief Executive Officer

     Principal Financial Officer

     Director