Form 10-K
period 2010-12-31
LIGHTTOUCH VEIN & LASER INC
filed 2011-05-05
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

   X  . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2010

       . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-29301

LightTouch Vein & Laser, Inc.

(Name of registrant as specified in its charter)

Nevada	87-0575118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1879 Longview Drive Holladay, Utah	84124
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (801) 550-1055

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

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

Yes   X  . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The bid on June 30, 2010, the last business day of the registration’s most recently completed second fiscal quarter, was $0.006 giving the shares held by non-affiliates a market value of $111,783.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 29, 2011, the registrant had 40,969,007 shares of common stock issued and outstanding.

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

Item 2. Property

The Company does not maintain an administrative office but utilizes the office of the Company’s president, Ed Bailey, for business correspondence. Without current operations, the Company does not believe that it is necessary to have a business office.

Item 3. Legal Proceedings

None.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information – The principal market for the Company's common stock is the OTC Bulletin Board under the symbol “LTVL.” The following high and low bid prices for the Company's Common Stock is based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company’s common stock has traded sporadically and in low volume. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.  On April 29, 2011 the bid and ask were $0.005 ask and $0.001 and bid.

Quarter Ended	High Bid	Low Bid

December 2010	$0.007	$0.001
September 2010	$0.007	$0.001
June 2010	$0.007	$0.001
March 2010	$0.007	$0.001

December 2009	$0.03	$0.0006
September 2009	$0.03	$0.012
June 2009	$0.009	$0.009
March 2009	$0.007	$0.007

December 2008	$0.007	$0.0005
September 2008	$0.007	$0.0005
June 2008	$0.007	$0.0005
March 2008	$0.007	$0.0005

Holders – At April 29, 2011, the Company had approximately 87 stockholders of record based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6. Selected Financial Data

Summary of Financial Information

We had no revenues in 2010 or 2009.  We had a net loss of $20,087 for the year ended December 31, 2010.  At December 31, 2010, we had cash and cash equivalents of $0 and a negative working capital of $78,018.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Revenues	$0	$0
General and Administrative Expenses	15,492	15,653
Net Loss	20,087	24,956
Basic Income (Loss) per Share	(0.00)	(0.00)
Diluted Income (Loss) per Share	(0.00)	(0.00)
Weighted Average Number of Shares Outstanding	36,927,911	15,969,007
Weighted Average Number of Fully Diluted Shares Outstanding	36,927,911	40,969,007
BALANCE SHEET DATA:
	December 31, 2010	December 31, 2009
Total Current Assets	$0	$0
Total Assets	0	0
Total Current Liabilities	78,018	82,931
Working Capital	(78,018)	(82,931)
Stockholders’ Equity (Deficit)	(78,018)	(82,931)

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

The Company’s sole officer has paid on behalf of the Company certain costs.  In March 2010, the sole officer converted $25,000 of the debt owed to him into 25,000,000 shares of common stock of the Company.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet these financial requirements. On December 31, 2010, the Company’s debts were $78,018 with no assets. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, which consists of one person and with the assistance of an outside CPA, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  This evaluation was made in light of the fact the Company has no operations or revenue and limited cash on hand.

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

Our management, which consists of one officer, with the participation of the outside CPA, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside CPA helps mitigate this potential weakness.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, and position of each executive officer and director and the term of office.

Name	Age	Position	Director or Officer Since
Ed Bailey	51	President, Secretary, Treasurer, Director	2006

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

The Company believes the business background of the two directors qualify them to serve as directors of the Company.

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

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2010, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ed Bailey, CEO	2010	--	--	--	--	--	--	--	--
	2009	--	--	--	--	--	--	--	--
	2008	--	--	--	--	--	--	--	--

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2010, 2009, and 2008.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 29, 2011, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 40,969,007 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Common	Ed Bailey	25,000,000	61%

Title of Class	Name of Officer, Director and Nominee	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Common	Ed Bailey	25,000,000	61%

Common	All Officers and Directors as a Group	25,000,000	61%

________________

(1)

All shares are owned directly, beneficially and of record; and each stockholder has sole voting, investment, and dispositive power, unless otherwise noted.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Transactions with management and others

Commencing in 2006, the Company’s sole officer made payment of general and administrative expenses incurred by the Company and in 2007 entered into an unsecured line of credit note. This note bears interest at a rate of 18% per annum and has been extended on several occasions. Commencing in 2008, an affiliate of the Company’s sole officer made similar payment of general and administrative expenses incurred by the Company at a rate of 18% per annum. Furthermore, certain general and administrative expenses related to the Company maintaining an office and filing its reports with the Securities and Exchange Commission have been accrued and are payable to the Company’s sole officer.  Collectively, these amounts total $42,207 and $60,163 at December 31, 2010 and 2009, respectively. Accrued interest included in these amounts is $13,852 and $10,823 at December 31, 2010 and 2009, respectively.  During the year ended December 31, 2010, $25,000 in principal was converted into common stock.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:     $7,750 for 2010 and $7,250 for 2009.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:     $0 for 2010 and $0 for 2009.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0 for 2010 and $0 for 2009.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2010 and $0 for 2009.

(5) The Company does not have an audit committee

(6) Not Applicable

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements – the following financial statements are included in this report:

Financial Statement Schedules – There are no financial statement schedules included as part of this report

Exhibits – The following exhibits are included as part of this report:

Exhibit Number	Reference Number	Title of Document	Location

3.01	3	Articles of Incorporation	Incorporated by reference*

3.02	3	Amended Articles of Incorporation	Incorporated by reference**

3.03	3	Amended Articles of Incorporation	Incorporated by reference***

3.04	3	Bylaws	Incorporated by reference*

4.01	4	Specimen Stock Certificate	Incorporated by reference*

10.01	10	Promissory Note-Ed Bailey	This Filing

31.01	31	CEO certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	This Filing

31.02	31	CFO certification Pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002	This Filing

32.01	32	CEO Certification pursuant to Section 906	This Filing

32.02	32	CFO Certification pursuant to Section 906	This Filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no.0-29301.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

LightTouch Vein & Laser, Inc.

By:  /s/ Ed Bailey

Ed Bailey

Principal Executive and Principal Financial Officer

Date:  May 5, 2011

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:  May 5, 2011

By: /s/ Ed Bailey

Ed Bailey

Principal Executive and Principal Financial Officer

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
LightTouch Vein & Laser, Inc.

We have audited the accompanying balance sheets of LightTouch Vein & Laser, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LightTouch Vein & Laser, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
May 3, 2011

SALT LAKE CITY
5296 South Commerce Dr.
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Dr.
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

LightTouch Vein & Laser, Inc.

Balance Sheets

	December 31,
	2010	2009
Assets:
Current assets	$-	$-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$5,880	$3,256
Payable to related parties	29,931	19,512
Notes Payable to stockholders	42,207	60,163
Total Liabilities	78,018	82,931

Stockholders' deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,969,007 and 15,969,007 shares issued and outstanding, respectively	40,969	15,969
Additional Paid-in capital	7,102,194	7,102,194
Retained deficit	(7,221,181)	(7,201,094)
Total Stockholders' Deficit	(78,018)	(82,931)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Operations

	Years Ended	December 31,
	2010	2009

Revenue	$-	$-

Operating expenses:
General and Administrative Expenses	15,492	15,653
Total operating expenses	15,492	15,653
Loss from operations	(15,492)	(15,653)
Other Income (Expenses):
Interest expense	(4,595)	(9,303)
Total Other Expense	(4,595)	(9,303)

Net (Loss)	$(20,087)	$(24,956)

Net (Loss) per common share	$(0.00)	$(0.00)

Average weighted number of common shares outstanding	36,927,911	15,969,007

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Changes in Stockholders’ Deficit

	Common Stock		Paid-in	Retained	Total Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2008	15,969,007	$15,969	$7,102,194	$(7,176,138)	(57,975)
Net loss, year ended December 31, 2009	-	-	-	(24,956)	(24,956)

Balance, December 31, 2009	15,969,007	$15,969	$7,102,194	$(7,201,094)	(82,931)

Common Stock issued for conversion of debt for related party	25,000,000	25,000	-	-	25,000
Net loss, year ended December 31, 2010	-	-	-	(20,087)	(20,087)

Balance at December 31, 2010	40,969,007	$40,969	$7,102,194	$(7,221,181)	(78,018)

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Cash Flows

	Years Ended	December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(20,087)	$(24,956)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,624	1,006
Increase (decrease) in payable to stockholders and related party	17,463	23,950
Net Cash used in operating activities	-	-

Net Cash Provided by Investing Activities	-	-

Net Cash Provided by Financing Activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

Non-Cash Financing Activity:
Debt-related party converted to equity	$25,000	$-

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Notes to Financial Statements

December 31, 2010

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

Going Concern – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has no assets but has incurred liabilities of $78,018 as of December 31, 2010. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The Company’s sole officer has paid the Company’s expenses (See Note 3.  Related Party Transactions). An amount of $42,207, which includes accrued interest, is due him as of December 31, 2010. The Company proposes to continue this method of paying for its expenses unless other capital raising means can be employed, of which there can be no assurance that such will be available. In addition, the Company is dependent on its management serving without monetary remuneration. The Company assumes that its arrangement with management will continue into the future. These financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

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

At December 31, 2010, the Company has a net operating loss carry forward of approximately $99,000 that expires if unused through 2030. A deferred tax asset in the amount of $14,850 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $2,880 and $3,750 for the years ended December 31, 2010 and 2009, respectively.  The Company’s likelihood to utilize any net operating loss carry forward from years prior to 2006 is remote as a result of its intended change in business activities and other tax regulations relating to those prior years.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

LightTouch Vein & Laser, Inc.

Notes to Financial Statements

December 31, 2010

Note 1: Summary of Significant Accounting Policies (continued)

The Company has no tax positions at December 31, 2010 and 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2010 and 2009, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2010 and 2009.

The Company’s income tax returns for the years 2007 through 2010 are subject to examination.

Recently Enacted Accounting Standards

Accounting Standards Update (ASU) No 2010-09 amends Topic 855 “Subsequent Events” to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  It was determined that the requirements to disclose the date that the financial statements are issued potentially conflicted with some of the Securities and Exchange Commission’s (SEC) guidance.  The amendment is effective for interim or annual periods ending after June 15, 2010.  Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-03 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Common Stock – On August 15, 2000, the Company acquired Vanishing Point, Inc. (“Vanishing Point”) as a wholly-owned subsidiary through a triangular reorganization whereby an existing subsidiary of the Company acquired all of the Vanishing Point common stock, options to acquire common stock, warrants, and convertible notes (collectively the “Exchange Securities”) in exchange for 8,576,589 shares of the Company’s common stock. The conditions of the exchange require that the Exchange Securities be surrendered to the Company’s transfer agent and that payment, either in services or in a cash amount, be made to the Company. As a result of the demise of the business operations of the Company’s subsidiaries shortly after the Vanishing Point acquisition, both the terms and conditions of surrendering the Exchange Securities were not completed. The Company believes that all properly allowable issuances of the Company’s common stock for the Exchange Securities has occurred, but no assurance thereof can be given. (See Note 4: Contingent Liabilities)

During the year ended December 31, 2010, the sole officer of the Company converted a note in the amount of $25,000 into 25,000,000 shares of common stock of the Company.  The stock was valued at $0.001 per share which approximated market value.

LightTouch Vein & Laser, Inc.

Notes to Financial Statements

December 31, 2010

Note 3: Related Party Transactions

Commencing in 2006, the Company’s sole officer made payment of general and administrative expenses incurred by the Company and in 2007 entered into an unsecured line of credit note. This note bears interest at a rate of 18% per annum and has been extended on several occasions. Furthermore, certain general and administrative expenses related to the Company maintaining an office and filing its reports with the Securities and Exchange Commission have been accrued and are payable to the Company’s sole officer.  Collectively, these amounts total $42,207 and $60,163 at December 31, 2010 and 2009, respectively. Accrued interest included in these amounts is $13,852 and $10,823 at December 31, 2010 and 2009, respectively.  During the year ended December 31, 2010, $25,000 in principal was converted into common stock.

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

Note 5:  Subsequent Events

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no events that require disclosure.