Form 10-K/A
period 2010-12-31
LIGHTTOUCH VEIN & LASER INC
filed 2011-05-17
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement, and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of LightTouch Vein & Laser, Inc. for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission (“SEC”) on May 5, 2011 (the “Original Filing”). We are filing this Amendment in response to a FINRA comment that they were having trouble reading the audit opinion.  No changes have been made to the report other than increasing the clarity of the audit opinion page.  This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing. Additionally, this amended Form 10-K/A speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting us subsequent to the date of the Original Filing.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ed Bailey,	2010	--	--	--	--	--	--	--	--
CEO	2009	--	--	--	--	--	--	--	--
	2008	--	--	--	--	--	--	--	--

____________________

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

LightTouch Vein & Laser, Inc.

By:  /s/ Ed Bailey

Ed Bailey, Principal Executive and Principal Financial Officer

Date:  May 17, 2011

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:  May 17, 2011

By:  /s/ Ed Bailey

Ed Bailey, Principal Executive and Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

LightTouch Vein & Laser, Inc.

We have audited the accompanying balance sheets of LightTouch Vein & Laser, Inc. as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

LightTouch Vein & Laser, Inc.

Statements of Operations

	Years Ended December 31,
	2010	2009

Revenue	$-	$-

Operating expenses:
General and Administrative Expenses	15,492	15,653
Total operating expenses	15,492	15,653
Loss from operations	(15,492)	(15,653)
Other Income (Expenses):
Interest expense	(4,595)	(9,303)
Total Other Expense	(4,595)	(9,303)

Net (Loss)	$(20,087)	$(24,956)

Net (Loss) per common share	$(0.00)	$(0.00)

Average weighted number of common shares outstanding	36,927,911	15,969,007

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Changes in Stockholders’ Deficit

	Common Stock		Paid-in	Retained	Total Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2008	15,969,007	$15,969	$7,102,194	$(7,176,138)	$(57,975)
Net loss, year ended December 31, 2009	-	-	-	(24,956)	(24,956)

Balance, December 31, 2009	15,969,007	$15,969	$7,102,194	$(7,201,094)	$(82,931)

Common Stock issued for conversion of debt for related party	25,000,000	25,000	-	-	25,000
Net loss, year ended December 31, 2010	-	-	-	(20,087)	(20,087)

Balance at December 31, 2010	40,969,007	$40,969	$7,102,194	$(7,221,181)	$(78,018)

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