Form 10-Q
period 2011-06-30
LIGHTTOUCH VEIN & LASER INC
filed 2011-08-12
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

40,969,007 shares of $0.001 par value common stock on August 11, 2011

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

LightTouch Vein & Laser, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2011

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

LightTouch Vein & Laser, Inc.

Balance Sheets

	June 30,	December 31,
	2011	2010
Assets	(Unaudited)

Current Assets	$—	$—

Total Assets	$—	$—

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$7,838	$5,880
Related party payable	33,619	29,931
Payable to stockholders	50,692	42,207

Total current liabilities	92,149	78,018

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 25,000,000 shares
Authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares
authorized, 40,969,007 shares issued and outstanding	40,969	40,969
Additional paid-in capital	7,102,194	7,102,194
Retained deficit	(7,235,312)	(7,221,181)

Total stockholder’s equity (deficit)	(92,149)	(78,018)

Total liabilities and stockholders’ equity (deficit)	$—	$—

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$—	$ —	$ —	$—

Operating Expenses:
General and administrative	11,482	8,826	11,586	9,088

Total operating expenses	11,482	8,826	11,586	9,088

Loss from operations	(11,482)	(8,826)	(11,586)	(9,088)

Other Income (Expense)
Interest expense	(1,463)	(935)	(2,545)	(2,440)

Total other expenses	(1,463)	(935)	(2,545)	(2,440)

Net Loss	(12,945)	(9,761)	(14,131)	(11,528)

Net Loss per share of common stock	$(0.00)	$ (0.00)	$ (0.00)	$(0.00)

Weighted Average Number of Shares of Common Stock	40,969,007	40,969,007	40,969,007	32,913,451

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net Loss	$(14,131)	$(11,528)
Adjustments to reconcile net loss to net cash used by operating activities:

Changes of operating assets and liabilities:
(Increase) decrease in prepaid expense	--	—
Increase (decrease) in accounts payable	1,958	(499)
Increase (decrease) in related party payable and payable to stockholders	12,173	12,027
Net cash used in
Operating activities	—	—

Net cash provided by
Investing activities	—	—

Net cash provided by
Financing activities	—	—

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash financing activity:
Debt – related party converted to equity	$—	$25,000

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Notes to Unaudited Financial Statements

June 30, 2011

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has few assets but has incurred total liabilities of over $92,000 as of June 30, 2011. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management and other related parties have paid the Company’s expenses and Management serves without monetary remuneration. The Company proposes to continue this method of paying for its expenses unless other capital raising means can be employed, of which there can be no assurance that such will be available. The Company anticipates incurring future expenses as it seeks to acquire an operating entity. The Company assumes that its arrangement with Management will continue into the future. These unaudited financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

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

June 30, 2011

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

 Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At June 30, 2011, the Company has a net operating loss carry forward of approximately $112,900 that expires if unused through 2031. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended business activities. A deferred tax asset in the amount of $16,935 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $3,315 and $1,650 for the six months ended June 30, 2011 and 2010, respectively.  A tax rate of 15% was used in the calculation.

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at June 30, 2011 and December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2011 or December 31, 2010.

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

June 30, 2011

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

Note 4: Related Party Transactions

Commencing in 2006, Management and other related parties have paid the Company’s general and administrative expenses. The Company has entered into an unsecured line of credit note with those related parties that bear interest at 10% per annum. The line of credit note has been extended on several occasions. During the quarter ended March 31, 2010, $25,000 in principal was converted into common stock. Collectively, these amounts total $50,692 and $42,207 at June 30, 2011 and December 31, 2010, respectively. Accrued interest included in these amounts is $19,054 and $16,509 respectively.

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

June 30, 2011

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended June 30, 2011, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Risks associated with the plan of operations

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2011, the Company owed $81,204 and had no assets and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of June 30, 2011, the Company had a negative $92,149 in working capital with no assets and liabilities of $92,149. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and nine months ended June 30, 2011, the Company had a net loss of $12,945 and $14,131, respectively, compared to a loss for the three and nine months ended June 30, 2010 of $9,761 and $11,528, respectively.  The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the three and nine months ended June 30, 2011. The Company does not anticipate any revenue until it locates a new business opportunity.

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

Our management, with the participation of the President and CFO, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011.  Based on this evaluation, our management, with the participation of the President and CFO, concluded that, as of June 30, 2011, our internal control over financial reporting was effective.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended June 30, 2011.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2011, we have not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

We are not aware of any defaults upon senior securities.

ITEM 4.  Removed and Reserved

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #

Title of Document

Location

31

Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO

This filing

32

Section 1350 Certification – CEO & CFO

This filing

101.INS

 XBRL Instance

101.XSD

XBRL Schema

101.CAL

 XBRL Calculation

101.DEF

 XBRL Definition

101.LAB

XBRL Label

101.PRE

XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LightTouch Vein & Laser, Inc.

(Registrant)

Dated: August 11, 2011

By: /s/ Ed Bailey

      Ed Bailey

     Chief Executive Officer

     Principal Financial Officer

     Director