Form 10-K
period 2011-12-31
LIGHTTOUCH VEIN & LASER INC
filed 2012-04-13
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes [  ]

No   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                                                                Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                          Yes [X ]  No  [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                                              Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The bid on June 30, 2011, the last business day of the registration’s most recently completed second fiscal quarter, was $0.006 giving the shares held by non-affiliates a market value of $111,783.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 3, 2012, the registrant had 40,969,007 shares of common stock issued and outstanding.

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

Item 4. Mining and Safety Disclosure

The Company has no mining activity.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information – The principal market for the Company's common stock is the OTC Bulletin Board under the symbol “LTVL.” The following high and low bid prices for the Company's Common Stock is based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company’s common stock has traded sporadically and in low volume. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.  On April 3, 2012 the bid and ask were $0.0006 ask and $0.1215 and bid.

Quarter Ended

High Bid

Low Bid

December 2011

$0.02

$0.001

September 2011

$0.03

$0.001

June 2011

$0.08

$0.001

March 2011

$0.01

$0.001

December 2010

$0.007

$0.001

September 2010

$0.007

$0.001

June 2010

$0.007

$0.001

March 2010

$0.007

$0.001

December 2009

$0.03

$0.0006

September 2009

$0.03

$0.012

June 2009

$0.009

$0.009

March 2009

$0.007

$0.007

Holders – At April 3, 2012, the Company had approximately 87 stockholders of record based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We had no revenues in 2011 or 2010.  We had a net loss of $19,031 for the year ended December 31, 2011.  At December 31, 2011, we had cash and cash equivalents of $0 and a negative working capital of $97,049.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Revenues	$ 0	$ 0
General and Administrative Expenses	13,990	15,492
Net Loss	19,031	20,087
Basic Income (Loss) per Share	(0.00)	(0.00)
Diluted Income (Loss) per Share	(0.00)	(0.00)
Weighted Average Number of Shares Outstanding	40,969,007	36,927,911
Weighted Average Number of Fully Diluted Shares Outstanding	40,969,007	36,927,911
BALANCE SHEET DATA:
	December 31, 2011	December 31, 2010
Total Current Assets	$ 0	$ 0
Total Assets	0	0
Total Current Liabilities	97,049	78,018
Working Capital	(97,049)	(78,018)
Stockholders’ Equity (Deficit)	(97,049)	(78,018)

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet these financial requirements. On December 31, 2011, the Company’s debts were $97,049 with no assets. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, the Company had no assets and liabilities of $97,049.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended December 31, 2011, the Company had $13,990 in operating expenses related to maintaining its corporate status and paying accounting and other fees.  Management anticipates continuing expenses related to investigating business opportunities and legal and accounting costs.  For the year ended December 31, 2011, the Company had a net loss of $19,031 compared to a loss of $20,087 for the year ended December 31, 2010.  We would anticipate losses to be in line with 2011 numbers or higher in the future until a business opportunity is identified.

Since inception, the Company has not generated significant revenue, and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge.  Management of the Company will be investigating various business opportunities.  These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs.  There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

Management does not anticipate employing any employees in the future until a merger or acquisition can be accomplished.  Management will continue to rely on outside consultants to assist in its corporate filing requirements.

RESULTS OF OPERATIONS

The Company has not had any revenue since inception.  As stated above, the Company continues to suffer losses related to maintaining its corporate status and reporting obligations.

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

Our management, which consists of one officer, with the participation of the outside CPA, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective.  However, management recognized the weaknesses of inadequate segregation of duties consistent with control objectives due to our small size and limited resources but believes the use of an outside CPA helps mitigate this potential weakness.

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

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age, and position of each executive officer and director and the term of office.

Name

Age

Position

Director or Officer Since

Ed Bailey

 52

President, Secretary, Treasurer,

Director

2006

Set forth below is certain biographical information regarding the Company's executive officer and director.

Ed Bailey, president and director, has been the President of Maven Strategic Partners, a business consulting firm for the past eight years and a Partner in Vision Capital Partners, a private equity and asset management firm for the past four years.  Vision Capital Partners focuses in underwriting, investing and joint venture investing with other private equity funds.  Ed graduated from the University of Utah with a Bachelor degree in Business.

The Company believes the business background of the director qualify him to serve as director of the Company.

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

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2011, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ed Bailey, CEO	2011	--	--	--	--	--	--	--	--
	2010	--	--	--	--	--	--	--	--
	2009	--	--	--	--	--	--	--	--

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2011, 2010, and 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 3, 2012, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 40,969,007 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Transactions with management and others

Commencing in 2006, the Company’s sole officer made payment of general and administrative expenses incurred by the Company and in 2007 entered into an unsecured line of credit note. This note bears interest at a rate of 18% per annum and has been extended on several occasions. Commencing in 2008, an affiliate of the Company’s sole officer made similar payment of general and administrative expenses incurred by the Company at a rate of 18% per annum. Furthermore, certain general and administrative expenses related to the Company maintaining an office and filing its reports with the Securities and Exchange Commission have been accrued and are payable to the Company’s sole officer. Collectively, these amounts total $69,992 and $42,207 at December 31, 2011 and 2010, respectively. Accrued interest included in these amounts is $21,549 and $13,852 at December 31, 2011 and 2010, respectively.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:     $9,000 for 2011 and $7,750 for 2010.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:     $0 for 2011 and $0 for 2010.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0 for 2011 and $0 for 2010.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2011 and $0 for 2010.

(5) The Company does not have an audit committee

(6) Not Applicable

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements – the following financial statements are included in this report:

Title of Document

Page

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Changes in Stockholders’ (Deficit)

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

Date:  April 12, 2012

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 12, 2012

By: /s/ Ed Bailey

Ed Bailey, Director, Principal Executive and Principal Financial Officer

[Child, Van Wagoner & Bradshaw, PLLC letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

LightTouch Vein & Laser, Inc.

We have audited the accompanying balance sheets of LightTouch Vein & Laser, Inc. as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LightTouch Vein & Laser, Inc. as of December 31, 2011 and 2010, and the results of its operations, and its cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

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

            /s/Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 6, 2012

LightTouch Vein & Laser, Inc.

Balance Sheets

	December 31,
	2011	2010
Assets:
Current assets	$ -	$ -

Total Assets	$ -	$ -

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$ 7,287	$ 5,880
Payable to related parties	19,840	29,931
Notes payable to stockholders	69,922	42,207
Total Liabilities	97,049	78,018

Stockholders' deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,969,007 shares issued and outstanding	40,969	40,969
Additional Paid-in capital	7,102,194	7,102,194
Retained deficit	(7,240,212)	(7,221,181)
Total Stockholders' Deficit	(97,049)	(78,018)
Total Liabilities and Stockholders' Deficit	$ -	$ -

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Operations

	Years Ended December 31,
	2011	2010

Revenue	$ -	$ -

Operating expenses:
General and Administrative Expenses	13,990	15,492
Total operating expenses	13,990	15,492
Loss from operations	(13,990)	(15,492)
Other Income (Expenses):
Interest expense	(5,041)	(4,595)
Total Other Expense	(5,041)	(4,595)

Net (Loss)	$ (19,031)	$ (20,087)

Net (Loss) per common share	$ (0.00)	$ (0.00)

Weighted number of common shares outstanding	40,969,007	36,927,911

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Changes in Stockholders’ Deficit

	Common Stock		Paid-in	Retained	Total Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2009	15,969,007	$15,969	$ 7,102,194	$(7,201,094)	$ (82,931)

Common Stock issued for conversion of debt for related party	25,000,000	25,000	-	-	25,000

Net loss, year ended December 31, 2010	-	-	-	(20,087)	(20,087)

Balance at December 31, 2010	40,969,007	$40,969	$7,102,194	$(7,221,181)	$ (78,018)

Net Loss, year ended December 31, 2011	-	-	-	(19,031)	(19,031)

Balance at December 31, 2011	40,969,007	$40,969	$7,102,194	$(7,240,212)	(97,049)

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Cash Flows

Years Ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$ (19,031)	$ (20,087)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,407	2,624
Increase (decrease) in payable to stockholders and related party	17,624	17,463
Net Cash used in operating activities	-	-

Net Cash Provided by Investing Activities	-	-

Net Cash Provided by Financing Activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	-	$ -

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -	$ -
Interest	$ -	$ -

Non-Cash Financing Activity:
Debt-related party converted to equity	$ -	$ 25,000

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Notes to Financial Statements

December 31, 2011

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

Going Concern – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has no assets but has incurred liabilities of $97,049 as of December 31, 2011. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The Company’s sole officer and an affiliate have paid the Company’s expenses (See Note 3.  Related Party Transactions). An amount of $89,762, which includes accrued interest, is due them as of December 31, 2011. The Company proposes to continue this method of paying for its expenses unless other capital raising means can be employed, of which there can be no assurance that such will be available. In addition, the Company is dependent on its management serving without monetary remuneration. The Company assumes that its arrangement with management will continue into the future. These financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

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

At December 31, 2011, the Company has a net operating loss carry forward of approximately $118,000 that expires if unused through 2031. A deferred tax asset in the amount of $17,700 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $2,850 and $2,880 for the years ended December 31, 2011 and 2010, respectively.  The Company’s likelihood to utilize any net operating loss carry forward from years prior to 2006 is remote as a result of its intended change in business activities and other tax regulations relating to those prior years.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

LightTouch Vein & Laser, Inc.

Notes to Financial Statements (continued)

December 31, 2011

Note 1: Summary of Significant Accounting Policies (continued)

The Company has no tax positions at December 31, 2011 and 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2011 and 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2011 and 2010.

Recently Enacted Accounting Standards

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

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

Note 3: Related Party Transactions

Commencing in 2006, the Company’s sole officer made payment of general and administrative expenses incurred by the Company and in 2007 entered into an unsecured line of credit note. This note bears interest at a rate of 18% per annum and has been extended on several occasions. Commencing in 2008, an affiliate of the Company’s sole officer made similar payment of general and administrative expenses incurred by the Company at a rate of 18% per annum. Furthermore, certain general and administrative expenses related to the Company maintaining an office and filing its reports with the Securities and Exchange Commission have been accrued and are payable to the Company’s sole officer and affiliate.  Collectively, these amounts total $89,762 and $72,138 at December 31, 2011 and 2010, respectively. Accrued interest included in these amounts is $21,549 and $16,508 at December 31, 2011 and 2010, respectively.  During the year ended December 31, 2010, $25,000 in principal was converted into common stock.

LightTouch Vein & Laser, Inc.

Notes to Financial Statements (continued)

December 31, 2011

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