Form 10-Q
period 2012-06-30
LIGHTTOUCH VEIN & LASER INC
filed 2012-08-13
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

40,969,007 shares of $0.001 par value common stock on August 3,  2012

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

LightTouch Vein & Laser, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2012

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

LightTouch Vein & Laser, Inc.

Balance Sheets

	June 30,	December, 31
	2012	2011
Assets	(Unaudited)

Current Assets	$—	$—

Total Assets	$—	$—

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$30,831	$27,127
Payable to stockholders	78,916	69,922

Total current liabilities	109,747	97,049

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 25,000,000 shares
Authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares
authorized, 40,969,007 shares issued and outstanding	40,969	40,969
Additional paid-in capital	7,102,194	7,102,194
Retained deficit	(7,252,910)	(7,240,212)

Total stockholder’s equity (deficit)	(109,747)	(97,049)

Total liabilities and stockholders’ equity (deficit)	$—	$—

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$—	$ —	$ —	$ —

Operating Expenses:
General and administrative	7,589	11,482	9,337	11,586

Total operating expenses	7,589	11,482	9,337	11,586

Loss from operations	(7,589)	(11,482)	(9,337)	(11,586)

Other Income (Expense)
Interest expense	(1,775)	(1,463)	(3,361)	(2,545)

Total other expenses	(1,775)	(1,463)	(3,361)	(2,545)

Net Loss	$(9,364)	$ (12,945)	$ (12,698)	$ (14,131)

Net Loss per share of common stock	$(0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares of Common Stock	40,969,007	40,969,007	40,969,007	40,969,007

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net Loss	$(12,698)	$(14,131)
Adjustments to reconcile net loss to net cash used by operating activities:

Changes of operating assets and liabilities:
Increase (decrease) in accounts payable	3,704	1,958
Increase (decrease) in related party payable and payable to Stockholders	8,994	12,173
Net cash used in
Operating activities	—	—

Net cash provided by
Investing activities	—	—

Net cash provided by
Financing activities	—	—

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Notes to Unaudited Financial Statements

June 30, 2012

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has few assets but has incurred total liabilities of $109,747 as of June 30, 2012. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management and other related parties have paid the Company’s expenses and Management serves without monetary remuneration. The Company proposes to continue this method of paying for its expenses unless other capital raising means can be employed, of which there can be no assurance that such will be available. The Company anticipates incurring future expenses as it seeks to acquire an operating entity. The Company assumes that its arrangement with Management will continue into the future. These unaudited financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

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

June 30, 2012

Note 2:  Summary of Significant Accounting Policies (continued)

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At June 30, 2012, the Company has a net operating loss carry forward of approximately $122,000 that expires if unused through 2032. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended business activities. A deferred tax asset in the amount of $18,300 is fully offset by a valuation allowance in the amount of $18,300.  The change in the valuation allowance was $1,365 and $3,315 for the six months ended June 30, 2012 and 2011, respectively.  A tax rate of 15% was used in the calculation.

 The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at June 30, 2012 and December 31, 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2012 or December 31, 2011.  Income tax periods 2009, 2010, and 2011 are open for examination by taxing authorities.

New accounting pronouncements

Accounting Standards Update (“ASU)” ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures  - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s  No. 2009-2 through ASU No. 2012-02, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

LightTouch Vein & Laser, Inc.

Notes to Unaudited Financial Statements

June 30, 2012

Note 4: Related Party Transactions

Commencing in 2006, the Company’s sole officer made payment of general and administrative expenses incurred by the Company and in 2007 entered into an unsecured line of credit note. This note bears interest at a rate of 18% per annum and has been extended on several occasions. Commencing in 2008, an affiliate of the Company’s sole officer made similar payment of general and administrative expenses incurred by the Company at a rate of 18% per annum. Furthermore, certain general and administrative expenses related to the Company maintaining an office and filing its reports with the Securities and Exchange Commission have been accrued and are payable to the Company’s sole officer and affiliate.  Collectively, these amounts total $78,916 and $69,922 at June 30, 2012 and December 31, 2011, respectively. Accrued interest included in these amounts is $24,910 and $21,548 at June 30, 2012 and December 31, 2011, respectively.  During the year ended December 31, 2010, $25,000 in principal was converted into common stock.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month period ended June 30, 2012, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Risks associated with the plan of operations

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2012, the Company owed $109,747 and had no assets and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of June 30, 2012, the Company had a negative $109,747 in working capital with no assets and liabilities of $109,747.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and six months ended June 30, 2012, the Company had a net loss of $9,364 and $12,698, respectively compared to a loss for the three and six months ended June 30, 2011 of $12,945 and $14,131, respectively.  The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the six months ended June 30, 2012. The Company does not anticipate any revenue until it locates a new business opportunity.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the six months ended June 30, 2012.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2012, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Dated: August 10, 2012

By: /s/ Ed Bailey

      Ed Bailey

     Chief Executive Officer

     Principal Financial Officer

     Director