Form 10-K
period 2012-12-31
LIGHTTOUCH VEIN & LASER INC
filed 2013-03-29
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The bid on June 30, 2012, the last business day of the registration’s most recently completed second fiscal quarter, was $0.02 giving the shares held by non-affiliates a market value of $372,610.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 22, 2013, the registrant had 40,969,007 shares of common stock issued and outstanding.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information – The principal market for the Company's common stock is the OTC Bulletin Board under the symbol “LTVL.” The following high and low bid prices for the Company's Common Stock is based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company’s common stock has traded sporadically and in low volume. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.  On March 22, 2013 the bid and ask were $0.02 ask and $0.01 and bid.

Quarter Ended

High Bid

Low Bid

December 2012

$0.02

$0.01

September 2012

$0.02

$0.01

June 2012

$0.02

$0.01

March 2012

$0.02

$0.01

December 2011

$0.02

$0.001

September 2011

$0.03

$0.001

June 2011

$0.08

$0.001

March 2011

$0.01

$0.001

December 2010

$0.007

$0.001

September 2010

$0.007

$0.001

June 2010

$0.007

$0.001

March 2010

$0.007

$0.001

Holders – At March 22, 2013, the Company had approximately 87 stockholders of record based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We had no revenues in 2012 or 2011.  We had a net loss of $25,100 for the year ended December 31, 2012.  At December 31, 2012, we had cash and cash equivalents of $0 and a negative working capital of $122,149.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Revenues	$ 0	$ 0
General and Administrative Expenses	17,809	13,990
Net Loss	25,100	19,031
Basic Income (Loss) per Share	(0.00)	(0.00)
Diluted Income (Loss) per Share	(0.00)	(0.00)
Weighted Average Number of Shares Outstanding	40,969,007	40,969,007
Weighted Average Number of Fully Diluted Shares Outstanding	40,969,007	40,969,007
BALANCE SHEET DATA:
	December 31, 2012	December 31, 2011
Total Current Assets	$ 0	$ 0
Total Assets	0	0
Total Current Liabilities	122,149	97,049
Working Capital	(122,149)	(97,049)
Stockholders’ Equity (Deficit)	(122,149)	(97,049)

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet these financial requirements. On December 31, 2012, the Company’s debts were $122,149 with no assets. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, the Company had no assets and liabilities of $122,149 compared to no assets and liabilities of $97,049 in December 31, 2011.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended December 31, 2012, the Company had $17,809 in operating expenses related to maintaining its corporate status and paying accounting and other fees.  Management anticipates continuing expenses related to investigating business opportunities and legal and accounting costs.  For the year ended December 31, 2012, the Company had a net loss of $25,100 compared to a net loss of $19,031 for the year ended December 31, 2011.  We would anticipate losses to be in line with 2012 numbers or higher in the future until a business opportunity is identified.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, which consists of one person that acts as the Principal Executive and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Our management, which consists of one officer that acts as both Principal Executive and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

 53

President, Secretary, Treasurer,

Director

2006

Set forth below is certain biographical information regarding the Company's executive officer and director.

Ed Bailey, president and director, has been the President of Maven Strategic Partners, a business consulting firm for the past eight years with a focus on real estate and real estate financing as well as on line ecommerce companies.  Ed graduated from the University of Utah with a Bachelor degree in Business.

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

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2012, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ed Bailey, CEO	2012	--	--	--	--	--	--	--	--
	2011	--	--	--	--	--	--	--	--
	2010	--	--	--	--	--	--	--	--

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2012, 2011, and 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 22, 2013, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 40,969,007 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

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

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Transactions with management and others

Commencing in 2006, the Company’s sole officer made payment of general and administrative expenses incurred by the Company and in 2007 entered into an unsecured line of credit note. This note bears interest at a rate of 18% per annum and has been extended on several occasions. Commencing in 2008, an affiliate of the Company’s sole officer made similar payment of general and administrative expenses incurred by the Company at a rate of 18% per annum. Furthermore, certain general and administrative expenses related to the Company maintaining an office and filing its reports with the Securities and Exchange Commission have been accrued and are payable to the Company’s sole officer and affiliate.  Collectively, these amounts total $90,140 and $69,922 at December 31, 2012 and 2011, respectively. Accrued interest included in these amounts is $28,840 and $21,549 at December 31, 2012 and 2011, respectively.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:     $9,003 for 2012 and $9,000 for 2011.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:     $0 for 2012 and $0 for 2011.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0 for 2012 and $0 for 2011.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2012 and $0 for 2011.

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

Date:  March 29, 2013

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 2013

By: /s/ Ed Bailey

Ed Bailey, Director, Principal Executive and Principal Financial Officer

Anderson, Bradshaw PLLC [logo]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Russell E. Anderson, CPA

Russ Bradshaw, CPA

Officers and Directors

William R. Denney, CPA

Sandra Chen, CPA

LightTouch Vein & Laser, Inc.

We have audited the accompanying balance sheets of LightTouch Vein & Laser, Inc. as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2012 and 2011.

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company

Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LightTouch Vein & Laser, Inc. as of December 31,

2012 and 2011, and the results of its operations, and its cash flows for the years ended

December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

5296 S. Commerce Dr

The accompanying financial statements have been prepared assuming that the Company

Suite 300

will continue as a going concern. As discussed in Note 1 to the financial statements, the

Salt Lake City, Utah

Company has cash flow constraints, an accumulated deficit, and has suffered recurring

84107

USA

losses from operations. These factors, among others, raise substantial doubt about the

(T) 801.281.4700

Company's ability to continue as a going concern. Management's plans in regard to these

(F) 801.281.4701

matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Suite A, 5/F

Max Share Center

373 Kings Road

North Point

Hong Kong

(T) 852.21.555.333

Anderson Bradshaw PLLC

(F) 852.21.165.222

Salt Lake City, Utah

March 28, 2013

abcpas.net

LightTouch Vein & Laser, Inc.

Balance Sheets

	December 31,
	2012	2011
Assets:
Current assets	$ -	$ -

Total Assets	$ -	$ -

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$ 32,009	$ 27,127
Payable to stockholders	90,140	69,922
Total Liabilities	122,149	97,049

Stockholders' deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,969,007 shares issued and outstanding	40,969	40,969
Additional Paid-in capital	7,102,194	7,102,194
Retained deficit	(7,265,312)	(7,240,212)
Total Stockholders' Deficit	(122,149)	(97,049)
Total Liabilities and Stockholders' Deficit	$ -	$ -

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Operations

	Years Ended December 31,
	2012	2011

Revenue	$ -	$ -

Operating expenses:
General and Administrative Expenses	17,809	13,990
Total operating expenses	17,809	13,990
Loss from operations	(17,809)	(13,990)
Other Income (Expenses):
Interest expense – related party	(7,291)	(5,041)
Total Other Expense	(7,291)	(5,041)

Net (Loss)	$ (25,100)	$ (19,031)

Net (Loss) per common share	$ (0.00)	$ (0.00)

Weighted number of common shares outstanding	40,969,007	40,969,007

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Changes in Stockholders’ Deficit

	Common Stock		Paid-in	Retained	Total Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2007	15,969,007	$15,969	$7,102,194	$(7,132,281)	$ (14,118)

Net Loss, year ended December 31, 2008	-	-	-	(43,857)	(43,857)

Balance, December 31, 2008	15,969,007	$15,969	$ 7,102,194	$(7,176,138)	$ (57,975)

Net loss, year ended December 31, 2009	-	-	-	(24,956)	(24,956)

Balance, December 31, 2009	15,969,007	$15,969	$ 7,102,194	$(7,201,094)	$ (82,931)

Common Stock issued for conversion of debt for related party	25,000,000	25,000	-	-	25,000

Net loss, year ended December 31, 2010	-	-	-	(20,087)	(20,087)

Balance at December 31, 2010	40,969,007	$40,969	$7,102,194	$(7,221,181)	$ (78,018)

Net Loss, year ended December 31, 2011	-	-	-	(19,031)	(19,031)

Balance at December 31, 2011	40,969,007	$40,969	$7,102,194	$(7,240,212)	$ (97,049)

Net Loss, year ended December 31, 2012	-	-	-	(25,100)	(25,100)

Balance at December 31, 2012	40,969,007	$40,969	$7,102,194	$(7,265,312)	(122,149)

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Cash Flows

Years Ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$ (25,100)	$ (19,031)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	4,882	1,407
Increase (decrease) in payable to stockholders and related party	20,218	17,624
Net Cash used in operating activities	-	-

Net Cash Provided by Investing Activities	-	-

Net Cash Provided by Financing Activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	-	$ -

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -	$ -
Interest	$ -	$ -

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Notes to Financial Statements

December 31, 20121

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

Going Concern – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has no assets but has incurred liabilities of $122,149 as of December 31, 2012. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The Company’s sole officer and an affiliate have paid the Company’s expenses (See Note 3.  Related Party Transactions). An amount of $90,140, which includes accrued interest, is due them as of December 31, 2012. The Company proposes to continue this method of paying for its expenses unless other capital raising means can be employed, of which there can be no assurance that such will be available. In addition, the Company is dependent on its management serving without monetary remuneration. The Company assumes that its arrangement with management will continue into the future. These financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

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

At December 31, 2012, the Company has a net operating loss carry forward of approximately $143,000 that expires if unused through 2033. A deferred tax asset in the amount of $21,450 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $3,750 and $2,850 for the years ended December 31, 2012 and 2011, respectively.  The Company’s likelihood to utilize any net operating loss carry forward from years prior to 2007 is remote as a result of its intended change in business activities and other tax regulations relating to those prior years.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2012 and 2011 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2012 and 2011.

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

Note 3: Related Party Transactions

Commencing in 2006, the Company’s sole officer made payment of general and administrative expenses incurred by the Company and in 2007 entered into an unsecured line of credit note. This note bears interest at a rate of 18% per annum and has been extended on several occasions. Commencing in 2008, an affiliate of the Company’s sole officer made similar payment of general and administrative expenses incurred by the Company at a rate of 18% per annum. Furthermore, certain general and administrative expenses related to the Company maintaining an office and filing its reports with the Securities and Exchange Commission have been accrued and are payable to the Company’s sole officer and affiliate.  Collectively, these amounts total $90,140 and $69,922 at December 31, 2012 and 2011, respectively. Accrued interest included in these amounts is $28,840 and $21,549 at December 31, 2012 and 2011, respectively.

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