Form 10-K
period 2013-12-31
LIGHTTOUCH VEIN & LASER INC
filed 2014-03-31
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The bid on June 30, 2013, the last business day of the registration’s most recently completed second fiscal quarter, was $0.02 giving the shares held by non-affiliates a market value of $372,610.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 22, 2014, the registrant had 418,895 shares of common stock issued and outstanding.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information – The principal market for the Company's common stock is the OTC Bulletin Board under the symbol “LTVL.” The following high and low bid prices for the Company's Common Stock is based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company’s common stock has traded sporadically and in low volume. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.  On March 22, 2013 the ask price was $0.26.  On July 8, 2013, the Company completed a one (1) for one hundred (100) reverse split of the issued and outstanding shares.  All numbers after July 8, 2013 reflect the reverse split of the shares.

Quarter Ended

High Bid

Low Bid

December 2013

$0.55

$0.26

September 2013

$1.90

$0.26

June 2013

$0.02

$0.01

March 2013

$0.02

$0.01

December 2012

$0.02

$0.01

September 2012

$0.02

$0.01

June 2012

$0.02

$0.01

March 2012

$0.02

$0.01

December 2011

$0.02

$0.001

September 2011

$0.03

$0.001

June 2011

$0.08

$0.001

March 2011

$0.01

$0.001

Holders – At February 27, 2014, the Company had approximately 87 stockholders of record based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We had no revenues in 2013 or 2012.  We had a net loss of $26,611 for the year ended December 31, 2013.  At December 31, 2013, we had cash and cash equivalents of $0 and a negative working capital of $148,760.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Revenues	$ 0	$ 0
General and Administrative Expenses	16,672	17,809
Net Loss	26,611	25,100
Basic Income (Loss) per Share	(0.06)	(0.06)
Diluted Income (Loss) per Share	(0.06)	(0.06)
Weighted Average Number of Shares Outstanding	418,895	418,895
Weighted Average Number of Fully Diluted Shares Outstanding	418,895	418,895
BALANCE SHEET DATA:
	December 31, 2013	December 31, 2012
Total Current Assets	$ 0	$ 0
Total Assets	0	0
Total Current Liabilities	148,760	122,149
Working Capital	(148,760)	(122,149)
Stockholders’ Equity (Deficit)	(148,760)	(122,149)

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

The Company’s sole officer has paid on behalf of the Company certain costs.  In March 2010, the sole officer converted $25,000 of the debt owed to him into 250,000 post-reverse split shares of common stock of the Company.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet these financial requirements. On December 31, 2013, the Company’s debts were $148,760 with no assets. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, the Company had no assets and liabilities of $148,760 compared to no assets and liabilities of $122,149 in December 31, 2012.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through the purchase of securities of the Company.

For the twelve months ended December 31, 2013, the Company had $16,672 in operating expenses related to maintaining its corporate status and paying accounting and other fees.  Management anticipates continuing expenses related to investigating business opportunities and legal and accounting costs.  For the year ended December 31, 2013, the Company had a net loss of $26,611 compared to a net loss of $25,100 for the year ended December 31, 2012.  We would anticipate losses to be in line with 2013 numbers or higher in the future until a business opportunity is identified.

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

Our management, which consists of one officer that acts as both Principal Executive and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework, 1992.   Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

 54

President, Secretary, Treasurer,

Director

2006

Set forth below is certain biographical information regarding the Company's executive officer and director.

Ed Bailey, president and director, has been the President of Maven Strategic Partners, a business consulting firm for the past nine years with a focus on real estate and real estate financing as well as on line ecommerce companies.  Ed graduated from the University of Utah with a Bachelor degree in Business.

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

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2013, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ed Bailey, CEO	2013	--	--	--	--	--	--	--	--
	2012	--	--	--	--	--	--	--	--
	2011	--	--	--	--	--	--	--	--

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2013, 2012, and 2011.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of February 22, 2014, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 418,895 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Amount and Nature of

Title of Class

Name of Beneficial Owner

Beneficial Ownership (1)

Percent of Class

Common

Ed Bailey

255,617

61%

Name of Officer, Director

Amount and Nature of

Title of Class

and Nominee

Beneficial Ownership (1)

Percent of Class

Common

Ed Bailey

              255,617

61%

Common

All Officers and Directors

as a Group           255,617

              61%

________________

(1)

All shares are owned directly, beneficially and of record; and each stockholder has sole voting, investment,

and dispositive power, unless otherwise noted.  A company controlled by Mr. Bailey has entered into a convertible promissory note with the Company to memorialize prior loans to the Company.  Under the terms of the note, it may be converted into shares of the Company at the rate of one share of common stock for every $0.25 in principal and interest.  The note may not be converted, at any one time, into more than 4.9% of the Company’s issued and outstanding shares of Common Stock unless a change of control occurs or a fundamental transaction which would include a merger, reorganization or asset sale.  As of December 31, 2013, the principal and accrued interest on the note was $115,564.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Transactions with management and others

Commencing in 2006, the Company’s sole officer made payment of general and administrative expenses incurred by the Company and in 2007 entered into an unsecured line of credit note. This note bears interest at a rate of 18% per annum and has been extended on several occasions. Certain general and administrative expenses related to the Company maintaining an office and filing its reports with the Securities and Exchange Commission have been accrued and are payable to the Company’s sole officer and affiliate.  Collectively, these amounts total $115,565 and $90,140 at December 31, 2013 and 2012, respectively. Accrued interest included in these amounts is $38,779 and $28,840 at December 31, 2013 and 2012, respectively.  A company controlled by Mr. Bailey entered into a convertible promissory note on March 26, 2014 with the Company to memorialize the above loans.  Under the terms of the note, it may be converted into shares of the Company at the rate of one share of common stock for every $0.25 in principal and interest.  The note may not be converted, at any one time, into more than 4.9% of the Company’s issued and outstanding shares of Common Stock unless a change of control occurs or a fundamental transaction which would include a merger, reorganization or asset sale.  Under the terms of the note, the note is payable one year from its origination.  The note bears interest at the rate of eighteen percent (18%) per annum.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:     $9,000 for 2013 and $9,000 for 2012.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:     $0 for 2013 and $0 for 2012.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0 for 2013 and $0 for 2012.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2013 and $0 for 2012.

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

Date:  March 27, 2014

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 31, 2014

By: /s/ Ed Bailey

Ed Bailey, Director, Principal Executive and Principal Financial Officer

[Anderson Bradshaw letterhead]

Russell E. Anderson, CPA

Russ Bradshaw, CPA

William R. Denney, CPA

Sandra Chen, CPA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

LightTouch Vein & Laser, Inc.

We have audited the accompanying balance sheets of LightTouch Vein & Laser, Inc. as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2013 and 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LightTouch Vein & Laser, Inc. as of December 31, 2013 and 2012, and the results of its operations, and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anderson Bradshaw PLLC

Anderson Bradshaw PLLC

Salt Lake City, Utah

March 27, 2014

LightTouch Vein & Laser, Inc.

Balance Sheets

	December 31,
	2013	2012
Assets:
Current assets	$ -	$ -

Total Assets	$ -	$ -

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$ 33,195	$ 32,009
Payable to stockholders	115,565	90,140
Total Liabilities	148,760	122,149

Stockholders' deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 418,895 shares issued and outstanding	419	419
Additional Paid-in capital	7,142,744	7,142,744
Retained deficit	(7,291,923)	(7,265,312)
Total Stockholders' Deficit	(148,760)	(122,149)
Total Liabilities and Stockholders' Deficit	$ -	$ -

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Operations

	Years Ended December 31,
	2013	2012

Revenue	$ -	$ -

Operating expenses:
General and Administrative Expenses	16,672	17,809
Total operating expenses	16,672	17,809
Loss from operations	(16,672)	(17,809)
Other Income (Expenses):
Interest expense – related party	(9,939)	(7,291)
Total Other Expense	(9,939)	(7,291)

Net (Loss)	$ (26,611)	$ (25,100)

Net (Loss) per common share	$ (0.06)	$ (0.06)

Weighted number of common shares outstanding	418,895	418,895

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Changes in Stockholders’ Deficit

	Common Stock		Paid-in	Retained	Total Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2011	418,895	$419	$7,142,744	$(7,240,212)	$ (97,049)

Net Loss, year ended December 31, 2012	-	-	-	(25,100)	(25,100)

Balance at December 31, 2012	418,895	$419	$7,142,744	$(7,265,312)	$ (122,149)

Net Loss, year ended December 31, 2013	-	-	-	(26,611)	(26,611)

Balance at December 31, 2013	418,895	$419	$7,142,744	$(7,291,923)	$ (148,760)

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Cash Flows

Years Ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$ (26,611)	$ (25,100)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,186	4,882
Increase (decrease) in payable to stockholders and related party	25,425	20,218
Net Cash used in operating activities	-	-

Net Cash Provided by Investing Activities	-	-

Net Cash Provided by Financing Activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$ -	$ -

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -	$ -
Interest	$ -	$ -

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Notes to Financial Statements

December 31, 2013

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

Going Concern – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has no assets but has incurred liabilities of $148,760 as of December 31, 2013. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The Company’s sole officer and an affiliate have paid the Company’s expenses (See Note 3.  Related Party Transactions). An amount of $115,565, which includes accrued interest, is due them as of December 31, 2013. The Company proposes to continue this method of paying for its expenses unless other capital raising means can be employed, of which there can be no assurance that such will be available. In addition, the Company is dependent on its management serving without monetary remuneration. The Company assumes that its arrangement with management will continue into the future. These financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

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

At December 31, 2013, the Company has a net operating loss carry forward of approximately $169,600 that expires if unused through 2033. A deferred tax asset in the amount of $25,440 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $3,990 and $3,750 for the years ended December 31, 2013 and 2012, respectively.  The Company’s likelihood to utilize any net operating loss carry forward from years prior to 2007 is remote as a result of its intended change in business activities and other tax regulations relating to those prior years.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2013 and 2012 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2013 and 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2013 and 2012.

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

Pursuant to approval of the Company’s management and shareholders on June 17, 2013, effective July 16, 2013, the Company recapitalized the issued and outstanding shares of common stock which resulted in the outstanding shares of the Company being reduced from 40,969,007 to approximately 418,895 through a reverse split of the issued and outstanding common stock on a one (1) for one hundred (100) basis, after taking into account rounding of shares.  All share amounts have been adjusted to reflect the split retrospectively.

Note 3: Related Party Transactions

Commencing in 2006, the Company’s sole officer made payment of general and administrative expenses incurred by the Company and in 2007 entered into an unsecured line of credit note. This note bears interest at a rate of 18% per annum and has been extended on several occasions. Commencing in 2008, an affiliate of the Company’s sole officer made similar payment of general and administrative expenses incurred by the Company at a rate of 18% per annum. Furthermore, certain general and administrative expenses related to the Company maintaining an office and filing its reports with the Securities and Exchange Commission have been accrued and are payable to the Company’s sole officer and affiliate.  Collectively, these amounts total $115,564 and $90,140 at December 31, 2013 and 2012, respectively. Accrued interest included in these amounts is $38,779 and $28,840 at December 31, 2013 and 2012, respectively.

Note 4:  Subsequent Events

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no events that require disclosure except as set forth herein. On March 26, 2014, the Company entered into a promissory note with an entity controlled by the Company’s sole officer and director to memorialize prior loans to the Company. Under the terms of the note, it may be converted into shares of the Company at the rate of one share of common stock for every $0.25 in principal and interest.  The note may not be converted, at any one time, into more than 4.9% of the Company’s issued and outstanding shares of Common Stock unless a change of control occurs or a fundamental transaction which would include a merger, reorganization or asset sale.  Under the terms of the note, the note is payable one year from its origination.  The note bears interest at the rate of eighteen percent (18%) per annum.