Form 10-Q
period 2014-09-30
LIGHTTOUCH VEIN & LASER INC
filed 2014-11-14
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

418,895 shares of $0.001 par value common stock on November 5, 2014

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

LightTouch Vein & Laser, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2014

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

LightTouch Vein & Laser, Inc.

Balance Sheets

	September 30,	December, 31
	2014	2013
Assets	(Unaudited)

Current Assets	$—	$—

Total Assets	$—	$—

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$22,956	$33,195
Payable to stockholders	144,987	115,565

Total current liabilities	167,943	148,760

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 25,000,000 shares
Authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares
authorized, 418,895 shares issued and outstanding	419	419
Additional paid-in capital	7,142,744	7,142,744
Retained deficit	(7,311,106)	(7,291,923)

Total stockholder’s equity (deficit)	(167,943)	(148,760)

Total liabilities and stockholders’ equity (deficit)	$—	$—

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$—	—	—	—

Operating Expenses:
General and administrative	2,970	3,709	13,427	13,906

Total operating expenses	2,970	3,709	13,427	13,906

Loss from operations	(2,970)	(3,709)	(13,427)	(13,906)

Other Income (Expense)
Other Income	3,728	—	3,728	—
Interest expense	(3,327)	(2,615)	(9,484)	(7,203)

Total other income (expenses)	401	(2,615)	(5,756)	(7,203)

Net Loss	$(2,569)	(6,324)	(19,183)	(21,109)

Net Loss per share of common stock	$(0.01)	(0.02)	(0.05)	(0.05)

Weighted Average Number of Shares of Common Stock	418,895	418,895	418,895	418,895

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net Loss	$(19,183)	$(21,109)
Adjustments to reconcile net loss to net cash used by operating activities:

Changes of operating assets and liabilities:
Increase (decrease) in accounts payable	(10,239)	1,260
Increase (decrease) in related party payable and payable to Stockholders	29,422	19,849
Net cash used in
Operating activities	—	—

Net cash provided by
Investing activities	—	—

Net cash provided by
Financing activities	—	—

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Notes to Unaudited Financial Statements

September 30, 2014

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

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has few assets but has incurred total liabilities $167,943as of September 30, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management and other related parties have paid the Company’s expenses and Management serves without monetary remuneration. The Company proposes to continue this method of paying for its expenses unless other capital raising means can be employed, of which there can be no assurance that such will be available. The Company anticipates incurring future expenses as it seeks to acquire an operating entity. The Company assumes that its arrangement with Management will continue into the future. These unaudited financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

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

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At September 30, 2014, the Company has a net operating loss carry forward of approximately $169,000 that expires if unused through 2033. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended business activities. A deferred tax asset in the amount of $33,870 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $8,430and $3,000 for the nine months ended September 30, 2014 and 2013, respectively.  A tax rate of 20% was used in the calculation.

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at September 30, 2014 and December 31, 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2014 or December 31, 2013.

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

During 2010, the sole officer of the Company converted a note in the amount of $25,000 into 250,000shares of common stock of the Company.  The stock was valued at $0.10 per share which approximated market value.

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

Note 4: Related Party Transactions

Commencing in 2006, the Company’s sole officer made payment of general and administrative expenses incurred by the Company and in 2007 entered into an unsecured line of credit note. This note bears interest at a rate of 18% per annum and has been extended on several occasions. Commencing in 2008, an affiliate of the Company’s sole officer made similar payment of general and administrative expenses incurred by the Company at a rate of 18% per annum. Furthermore, certain general and administrative expenses related to the Company maintaining an office and filing its reports with the Securities and Exchange Commission have been accrued and are payable to the Company’s sole officer and affiliate.  Collectively, these amounts total $144,987 and $115,565 at September 30, 2014 and December 31, 2013, respectively. Accrued interest included in these amounts is $48,264 and $38,779 at September 30, 2014 and December 31, 2013, respectively.

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

Note 6:  Debt Forgiveness

During the quarter ended September 30, 2014, the Company was forgiven $3,728 due to a vendor.  This amount has been reported as other income.

Note 7: Subsequent Events

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2014, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Risks associated with the plan of operations

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of September 30, 2014, the Company owed $167,943 and had no assets and may further obligate itself as it pursues its plan of operations. There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Since the Company terminated operations, the Company has not generated any revenue and it is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge. However, the Company is not restricting its search to those business opportunities that have profitable operations. Even though a business opportunity is acquired that has revenues or gross income, there is no assurance that profitable operations or net income will result therefrom. Consequently, even though the Company may be successful in acquiring a business opportunity, such acquisition does not assure that a profitable business opportunity is being acquired or that stockholders will benefit through an increase in the market price of the Company's common stock.

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

Liquidity and Capital Resources

As of September 30, 2014, the Company had a negative $167,943 in working capital with no assets and liabilities of $167,943.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.

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

Results of Operations

For the three and nine months ended September 30, 2014, the Company had a net loss of $2,569 and $19,183, respectively, compared to a loss for the three and nine months ended September 30, 2013, of $6,324 and $21,109, respectively, with no revenue to offset expenses.  The Company anticipates losses to remain at the present level or slightly higher until a business opportunity is found. The Company had no revenue during the nine months ended September 30, 2014. The Company does not anticipate any revenue until it locates a new business opportunity.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We have not sold for cash any restricted securities during the three months ended September 30, 2014.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2014, we have not purchased any equity securities nor have any officers or directors of the Company.

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

Dated: November 14, 2014

By: /s/ Ed Bailey

      Ed Bailey

      Chief Executive Officer

      Principal Financial Officer

      Director