Form 10-K
period 2014-12-31
LIGHTTOUCH VEIN & LASER INC
filed 2015-03-26
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-29301

LightTouch Vein & Laser, Inc.

(Name of registrant as specified in its charter)

Nevada       87-0575118

(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

      4492 South Enclave Vista Lane, Holiday, Utah

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

Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The bid on June 30, 2014, the last business day of the registration’s most recently completed second fiscal quarter, was $0.30 giving the shares held by non-affiliates a market value of $50,668.50.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 2, 2015, the registrant had 418,895 shares of common stock issued and outstanding.

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

Since the termination of operations, the Company has had no revenue producing operations. The Company has been seeking an acquisition or merger with an operating entity and has received loans from an officer.  On February 16, 2015, the Company entered into an Acquisition Agreement and Plan of Merger (the “Agreement’) with Grow Solutions, Inc., a Delaware corporation (“Grow Solutions”) and LightTouch Vein & Laser Acquisition Corporation, a wholly owned subsidiary of the Company (“LightTouch Acquisition”).  Under the terms of the Agreement, Grow Solutions will merge with LightTouch Acquisition and become a wholly owned subsidiary of the Company.  Grow Solutions’ shareholders and certain creditors of the Company (as described below) will receive up to fifty five million shares (55,000,000) of the Company’s common stock (the “Issuance Amount”) in exchange for all of the issued and outstanding shares of Grow Solutions.  Following the closing of the Agreement, Grow Solutions’ business will be the primary focus of the Company and Grow Solutions management will assume control of the management of the Company with the current director of the Company resigning upon closing of the Agreement. In accordance with the terms of the Agreement, closing shall occur upon the earlier of 60 days from February 16, 2015, or the completion of Grow Solutions audit of its financial statements.

Additionally, on February 16, 2015, the Company issued a convertible promissory note to Grow Solutions in the principal amount of one hundred fifty thousand dollars ($150,000) (the “Grow Note”).  The principal and interest of the Grow Note is convertible into 7,500,000 shares of the Company’s common stock.  The Company also issued convertible promissory notes to lenders and creditors of the Company in the principal amount of thirty three thousand dollars ($33,000) in the aggregate (the “Creditor Notes” and together with the Grow Note, the “Notes”), convertible into 1,650,000 shares of common stock of the Company.  All shares of common stock of the Company issued under the Notes shall be included in the Issuance Amount. Proceeds from the Notes were used to pay outstanding obligations of the Company including funds owed to the sole officer and director who had been funding the Company’s operation through various loans.  In addition to the Agreement being executed between the Company, Grow Solutions and LightTouch Acquisition, the majority shareholder agreed to sell his ownership interest in the Company which consisted of 250,000 shares of the Company’s common stock for a purchase price of one hundred thousand dollars ($100,000).  The shares represented approximately 61% of the Company’s issued and outstanding shares.  There can be no assurance the transaction with Grow Solutions will close and even if the transaction closes, the new entity will be able to have a profitable operation.

If the proposed transaction with Grow Solutions does not proceed, the Company will look for other merger or acquisition opportunities.  The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, seek such business opportunity in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors. The selection of a business opportunity in which to participate is complex and risky and the Company has only limited resources that it may use to find good business opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information – The principal market for the Company's common stock is the OTC Bulletin Board under the symbol “LTVL.” The following high and low bid prices for the Company's Common Stock is based on over-the-counter quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Furthermore, the Company’s common stock has traded sporadically and in low volume. Consequently, the information provided below may not be indicative of the Company's common stock price under different conditions.  On March 2, 2015, the ask price was $0.98.  On July 8, 2013, the Company completed a one (1) for one hundred (100) reverse split of the issued and outstanding shares.  All numbers after July 8, 2013 reflect the reverse split of the shares.

Quarter Ended

High Bid

Low Bid

December 2014

$0.69

$0.26

September 2014

$0.30

$0.26

June 2014

$0.30

$0.26

March 2014

$0.55

$0.26

December 2013

$0.55

$0.26

September 2013

$1.90

$0.26

June 2013

$0.02

$0.01

March 2013

$0.02

$0.01

December 2012

$0.02

$0.01

September 2012

$0.02

$0.01

June 2012

$0.02

$0.01

March 2012

$0.02

$0.01

Holders – At March 2, 2015, the Company had approximately 87 stockholders of record based on information obtained from the Company’s transfer agent.

Dividends – Since its inception, the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 6.  Selected Financial Data

Summary of Financial Information

We had no revenues in 2014 or 2013.  We had a net loss of $25,772 for the year ended December 31, 2014.  At December 31, 2013, we had cash and cash equivalents of $0 and a negative working capital of $174,532.

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Revenues	$ 0	$ 0
General and Administrative Expenses	16,264	16,672
Net Loss	25,772	26,611
Basic Income (Loss) per Share	(0.06)	(0.06)
Diluted Income (Loss) per Share	(0.06)	(0.06)
Weighted Average Number of Shares Outstanding	418,895	418,895
Weighted Average Number of Fully Diluted Shares Outstanding	418,895	418,895
BALANCE SHEET DATA:
	December 31, 2014	December 31, 2013
Total Current Assets	$ 0	$ 0
Total Assets	0	0
Total Current Liabilities	174,532	148,760
Working Capital	(174,532)	(148,760)
Stockholders’ Equity (Deficit)	(174,532)	(148,760)

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

Risks associated with the plan of operations:

The Company does not have any revenue producing activities whereby it can meet these financial requirements. On December 31, 2014, the Company’s debts were $174,532 with no assets. There can be no assurance that the Company will receive any benefits from the efforts of management to locate business opportunities or that the proposed transaction with Grow Solutions will be consummated.

Since it terminated operations, the Company has not generated any revenue and it is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge.  Even if the Company completes the merger with Grow Solutions, there is no assurance the new business will produce revenue or become profitable.  Consequently, even though the Company may be successful in acquiring a business opportunity such as Grow Solutions, such acquisition does not assume that a profitable business opportunity is being acquired or that stockholders will benefit through an increase in the market price of the Company's common stock.

The acquisition of a business opportunity including the proposed Grow Solutions’ transaction, no matter what form it may take, will almost assuredly result in substantial dilution for the Company's current stockholders. Inasmuch as the Company only has its equity securities (its common and preferred stock) as a source to provide consideration for the acquisition of a business opportunity, the Company's issuance of a substantial portion of its authorized but unissued common stock is the most likely method for the Company to consummate an acquisition. The issuance of any shares of the Company's common stock will dilute the ownership percentage that current stockholders have in the Company.

At the present time, management does not believe it is necessary for the Company to have an administrative office and utilizes the mailing post office box of the Company's president for business correspondence. The Company intends to reimburse management for any out of pocket costs other than those associated with maintaining the post office box.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, the Company had no assets and liabilities of $174,532 compared to no assets and liabilities of $148,760 in December 31, 2013.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.

For the twelve months ended December 31, 2014, the Company had $16,264 in operating expenses related to maintaining its corporate status and paying accounting and other fees.  Management anticipates continuing expenses related to investigating business opportunities and legal and accounting costs.  For the year ended December 31, 2014, the Company had a net loss of $25,772 compared to a net loss of $26,611 for the year ended December 31, 2013.

Since inception, the Company has not generated significant revenue, and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge. If the Grow Solution’s transaction is not consummated, the Company will continue to look for other business opportunities.  These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs.  There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

Management does not anticipate employing any employees in the future until a merger or acquisition can be accomplished.  Management will continue to rely on outside consultants to assist in its corporate filing requirements.

On February 16, 2015, the Company issued a convertible promissory note to Grow Solutions in the principal amount of one hundred fifty thousand dollars ($150,000) (the “Grow Note”).  The principal and interest of the Grow Note is convertible into 7,500,000 shares of the Company’s common stock.  The Company also issued convertible promissory notes to lenders and creditors of the Company in the principal amount of thirty three thousand dollars ($33,000) in the aggregate (the “Creditor Notes” and together with the Grow Note, the “Notes”), convertible into 1,650,000 shares of common stock of the Company.  All shares of common stock of the Company issued under the Notes shall be included in the Issuance Amount. Proceeds from the Notes were used to pay outstanding obligations of the Company including funds owed to the sole officer and director who had been funding the Company’s operation through various loans.

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

Our management, which consists of one officer that acts as both Principal Executive and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014.  Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.  Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management, consisting of our sole officer, concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

 55

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

Item 11. Executive Compensation

Summary Compensation Table

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2014, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Ed Bailey, CEO	2014	--	--	--	--	--	--	--	--
	2013	--	--	--	--	--	--	--	--
	2012	--	--	--	--	--	--	--	--

Cash Compensation – No cash compensation was paid to any director or executive officer of the Company during the fiscal years ended December 31, 2014, 2013, and 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 2, 2015, the name and the number of shares of the Company's common stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 418,895 issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Amount and Nature of

Title of Class

Name of Beneficial Owner

Beneficial Ownership (1)

Percent of Class

Common

Grow Solutions, Inc.

250,000

59.68%

Common

Colin Heard

  21,855

 5.22%

11375 Brittany Woods

Cincinnati, Ohio 45249

Name of Officer, Director

Amount and Nature of

Title of Class

and Nominee

Beneficial Ownership (1)

Percent of Class

Common

Ed Bailey

              -0-

-0-

Common

All Officers and Directors

as a Group           -0-

                -0-

________________

(1)

Grow Solutions has entered into a convertible promissory note with the Company in the amount of $150,000.  Under the terms of the note, it may be converted into 7,500,000 shares of the Company’s common stock.  The note may not be converted, at any one time, into more than 4.9% of the Company’s issued and outstanding shares of Common Stock unless a change of control occurs or a fundamental transaction which would include a merger, reorganization or asset sale.  Additionally, under the terms of the agreement with Grow Solutions, if the proposed merger is consummated, the shareholders of Grow Solutions will receive up to 55,000,000 shares of the Company’s common stock making the principal shareholders of Grow Solutions the major shareholders of the Company.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

Transactions with management and others

Commencing in 2006, the Company’s sole officer made payment of general and administrative expenses incurred by the Company and in 2007 entered into an unsecured line of credit note. All of the notes with the sole officer and director were later consolidated and in February 2015 paid in full.  On February 16, 2015, the Company issued a convertible promissory note to Grow Solutions in the principal amount of one hundred fifty thousand dollars ($150,000) (the “Grow Note”).  The principal and interest of the Grow Note is convertible into 7,500,000 shares of the Company’s common stock.  The Company also issued convertible promissory notes to lenders and creditors of the Company in the principal amount of thirty three thousand dollars ($33,000) in the aggregate (the “Creditor Notes” and together with the Grow Note, the “Notes”), convertible into 1,650,000 shares of common stock of the

Company.  All shares of common stock of the Company issued under the Notes shall be included in the Issuance Amount. Proceeds from the Notes were used to pay outstanding obligations of the Company including funds owed to the sole officer and director who had been funding the Company’s operation through various loans.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for the audit of the annual financial statements and review of financial statements included in the Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:     $9,000 for 2014 and $9,000 for 2013.

(2) Audit-Related Fees - The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported in (1) Audit Fees:     $0 for 2014 and $0 for 2013.

(3) Tax Fees - The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning:     $0 for 2014 and $0 for 2013.

(4) All Other Fees - The aggregate fees billed in each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than the services reported in (1) Audit Fees; (2) Audit-Related Fees; and (3) Tax Fees:     $0 for 2014 and $0 for 2013.

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

Number

Number

Title of Document

Location

10.01

10

Form of Convertible Promissory Note

-Grow Solutions

Incorporated by reference*

10.02

10

Form of Acquisition Agreement and

Plan of Merger dated February 16, 2015

Incorporated by reference*

10.03

10

Form of Convertible Promissory Note

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

This Filing

32.02

32

CFO Certification pursuant to Section 906

This Filing

101.INS

 XBRL Instance

101.XSD

XBRL Schema

101.CAL

 XBRL Calculation

101.DEF

 XBRL Definition

101.LAB

XBRL Label

101.PRE

XBRL Presentation

* Incorporated by reference from the Company's Form 8-K filed with the Commission on February 19, 2015.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to by signed on its behalf by the undersigned, thereunto duly authorized.

LightTouch Vein & Laser, Inc.

By:  /s/ Ed Bailey

Ed Bailey, Principal Executive and Principal Financial Officer

Date:  March 26, 2015

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 26, 2015

By: /s/ Ed Bailey

Ed Bailey, Director, Principal Executive and Principal Financial Officer

Russell E. Anderson, CPA

Russ Bradshaw, CPA

William R. Denney, CPA

Kristofer Heaton, CPA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

LightTouch Vein & Laser, Inc.

We have audited the accompanying balance sheets of LightTouch Vein & Laser, Inc. as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2014 and 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LightTouch Vein & Laser, Inc. as of December 31, 2014 and 2013, and the results of its operations, and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Anderson Bradshaw PLLC

Salt Lake City, Utah

March 25, 2015

LightTouch Vein & Laser, Inc.

Balance Sheets

	December 31,
	2014	2013
Assets:
Current assets	$ -	$ -

Total Assets	$ -	$ -

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$ 25,793	$ 33,195
Payable to stockholders	148,739	115,565
Total Liabilities	174,532	148,760

Stockholders' deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 418,895 shares issued and outstanding	419	419
Additional Paid-in capital	7,142,744	7,142,744
Retained deficit	(7,317,695)	(7,291,923)
Total Stockholders' Deficit	(174,532)	(148,760)
Total Liabilities and Stockholders' Deficit	$ -	$ -

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Operations

	Years Ended December 31,
	2014	2013

Revenue	$ -	$ -

Operating expenses:
General and Administrative Expenses	16,264	16,672
Total operating expenses	16,264	16,672
Loss from operations	(16,264)	(16,672)
Other Income (Expenses):
Other income	3,728	-
Interest expense – related party	(13,236)	(9,939)
Total Other Expense	(9,508)	(9,939)

Net (Loss)	$ (25,772)	$ (26,611)

Net (Loss) per common share	$ (0.06)	$ (0.06)

Weighted number of common shares outstanding	418,895	418,895

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Changes in Stockholders’ Deficit

	Common Stock		Paid-in	Retained	Total Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2013	418,895	$419	$7,142,744	$(7,265,312)	$ (122,149)

Net Loss, year ended December 31, 2013	-	-	-	(26,611)	(26,611)

Balance at December 31, 2013	418,895	$419	$7,142,744	$(7,291,923)	$ (148,760)

Net Loss, year ended December 31, 2014	-	-	-	(25,772)	(25,772)

Balance at December 31, 2014	418,895	$419	$7,142,744	$(7,317,695)	$ (174,532)

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Cash Flows

Years Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$ (25,772)	$ (26,611)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(7,402)	1,186
Increase (decrease) in payable to stockholders and related party	33,174	25,425
Net Cash used in operating activities	-	-

Net Cash Provided by Investing Activities	-	-

Net Cash Provided by Financing Activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	-	$ -

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ -	$ -
Interest	$ -	$ -

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Notes to Financial Statements

December 31, 2014

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

Going Concern – The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has no assets but has incurred liabilities of $174,532 as of December 31, 2014. These factors raise substantial doubt concerning the ability of the Company to continue as a going concern. The Company’s sole officer and an affiliate have paid the Company’s expenses (See Note 3.  Related Party Transactions). An amount of $148,739, which includes accrued interest, is due them as of December 31, 2014. The Company proposes to continue this method of paying for its expenses unless other capital raising means can be employed, of which there can be no assurance that such will be available. In addition, the Company is dependent on its management serving without monetary remuneration. The Company assumes that its arrangement with management will continue into the future. These financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

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

At December 31, 2014, the Company has a net operating loss carry forward of approximately $172,200 that expires if unused through 2034. A deferred tax asset in the amount of $34,940 is fully offset by a valuation allowance in the same amount. The change in the valuation allowance was $2,520 and $3,990 for the years ended December 31, 2014 and 2013, respectively.  The Company’s likelihood to utilize any net operating loss carry forward from years prior to 2008 is remote as a result of its intended change in business activities and other tax regulations relating to those prior years.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2014 and 2013 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the years ended December 31, 2014 and 2013, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2014 and 2013.

Tax years open to examination by the IRS are 2011 through 2014.

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

Note 3: Related Party Transactions

Commencing in 2006, the Company’s sole officer made payment of general and administrative expenses incurred by the Company and in 2007 entered into an unsecured line of credit note. This note bears interest at a rate of 18% per annum and has been extended on several occasions. Commencing in 2008, an affiliate of the Company’s sole officer made similar payment of general and administrative expenses incurred by the Company at a rate of 18% per annum. Furthermore, certain general and administrative expenses related to the Company filing its reports with the Securities and Exchange Commission have been accrued and are payable to the Company’s sole officer and affiliate.  Collectively, these amounts total $148,739 and $115,564 at December 31, 2014 and 2013, respectively. Accrued interest included in these amounts is $52,016 and $38,779 at December 31, 2014 and 2013, respectively.

Note 4:  Subsequent Events

On February 16, 2015, the Company entered into an Acquisition Agreement and Plan of Merger (the “Agreement’) with Grow Solutions, Inc., a Delaware corporation (“Grow Solutions”) and LightTouch Vein & Laser Acquisition Corporation, a wholly owned subsidiary of the Company (“LightTouch Acquisition”).  Under the terms of the Agreement, Grow Solutions will merge with LightTouch Acquisition and become a wholly owned subsidiary of the Company.  Grow Solutions’ shareholders and certain creditors of the Company (as described below) will receive up to fifty five million shares (55,000,000) of the Company’s common stock (the “Issuance Amount”) in exchange for all of the issued and outstanding shares of Grow Solutions.  Following the closing of the Agreement, Grow Solutions’ business will be the primary focus of the Company and Grow Solutions management will assume control of the management of the Company with the current director of the Company resigning upon closing of the Agreement. In accordance with the terms of the Agreement, closing shall occur upon the earlier of 60 days from February 16, 2015, or the completion of Grow Solutions audit of its financial statements.

Additionally, on February 16, 2015, the Company issued a convertible promissory note to Grow Solutions in the principal amount of one hundred fifty thousand dollars ($150,000) (the “Grow Note”).  The principal and interest of the Grow Note is convertible into 7,500,000 shares of the Company’s common stock.  The Company also issued convertible promissory notes to lenders and creditors of the Company in the principal amount of thirty three thousand dollars ($33,000) in the aggregate (the “Creditor Notes” and together with the Grow Note, the “Notes”), convertible into 1,650,000 shares of common stock of the Company.  All shares of common stock of the Company issued under the Notes shall be included in the Issuance Amount. Proceeds from the Notes were used to pay outstanding obligations of the Company including funds owed to the sole officer and director who had been funding the Company’s operation through various loans.  In addition to the Agreement being executed between the Company, Grow Solutions and LightTouch Acquisition, the majority shareholder agreed to sell his ownership interest in the Company which consisted of 250,000 shares of the Company’s common stock for a purchase price of one hundred thousand dollars ($100,000).  The shares represented approximately 61% of the Company’s issued and outstanding shares.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no other events that require disclosure.