Form 10-Q
period 2015-03-31
LIGHTTOUCH VEIN & LASER INC
filed 2015-05-20
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-29301

LIGHTTOUCH VEIN & LASER, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0575118
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

535 5th Avenue, 24th Floor

New York, NY 10017

(Address of principal executive offices)

(646)-863-6341

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 20, 2015, there were 50,391,612 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

LIGHTTOUCH VEIN & LASER, INC.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2015

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

LightTouch Vein & Laser, Inc.

Balance Sheets

	March 31,	December, 31
	2015	2014
	(Unaudited)
Assets
Current Assets	$—	$—

Total Assets	$—	$—

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$7,313	$25,793
Payable to stockholders	—	148,739
Accrued interest on notes payable	1,804	—
Convertible notes payable (net of $90,000 debt discount)	90,000	—

Total current liabilities	99,117	174,532

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 25,000,000 shares Authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value: 100,000,000 shares authorized, 418,895 shares issued and outstanding	419	419
Additional paid-in capital	7,322,744	7,142,744
Retained deficit	(7,422,280)	(7,317,695)

Total stockholder’s equity (deficit)	(99,117)	(174,532)

Total liabilities and stockholders’ equity (deficit)	$—	$—

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenue	$—	$—

Operating Expenses:
General and administrative	10,822	7,419

Total operating expenses	10,822	7,419

Loss from operations	(10,822)	(7,419)

Other Income (Expense)
Interest expense	(93,763)	(2,999)

Total other expenses	(93,763)	(2,999)

Net Loss	$(104,585)	$(10,418)

Net Loss per share of common stock	$(0.25)	$(0.02)

Weighted Average Number of Shares of Common Stock	418,895	418,895

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net Loss	$(104,585)	$(10,418)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	90,000	—
Changes of operating assets and liabilities:
Increase (decrease) in accounts payable	(18,480)	482
Increase (decrease) in related party payable and payable to Stockholders	(148,739)	9,936
Increase in convertible note payable and accrued interest	181,804	9,936
Net cash used in Operating activities	—	—

Net cash provided by Investing activities	—	—

Net cash provided by Financing activities	—	—

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

See accompanying notes to financial statements.

LightTouch Vein & Laser, Inc.

Notes to Unaudited Financial Statements

March 31, 2015

Note 1: Basis of Presentation

The accompanying unaudited financial statements of LightTouch Vein & Laser, Inc. (the “Company”) were prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management of the Company, comprised of its sole officer and director, (“Management”) believes that the following disclosures are adequate to make the information presented not misleading. These unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K report for the year ended December 31, 2014.

These unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of Management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not conducted any revenue producing operations during the past several years, has few assets but has incurred total liabilities of over $189,000 as of March 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management and other related parties have paid the Company’s expenses and Management serves without monetary remuneration. The Company proposes to continue this method of paying for its expenses unless other capital raising means can be employed, of which there can be no assurance that such will be available. The Company anticipates incurring future expenses as it seeks to acquire an operating entity. The Company assumes that its arrangement with Management will continue into the future. These unaudited financial statements do not include any adjustments that might result from a negative outcome of these uncertainties. A change in these circumstances would have a material negative effect on the Company's future.

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

March 31, 2015

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

Income Taxes – The Company has no deferred taxes arising from temporary differences between income for financial reporting and for income tax purposes. At March 31, 2015, the Company has a net operating loss carry forward of approximately $184,700 that expires if unused through 2035. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended business activities. A deferred tax asset in the amount of $36,950 is fully offset by a valuation allowance in the same amount.  The change in the valuation allowance was $4,650 and $2,400 for the three months ended March 31, 2015 and 2014, respectively.  A tax rate of 20% was used in the calculation.

The Company adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of ASC Topic 740, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2015 and December 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2015 or December 31, 2014.

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

LightTouch Vein & Laser, Inc.

Notes to Unaudited Financial Statements (continued)

March 31, 2015

Note 4: Related Party Transactions

Commencing in 2006, the Company’s sole officer made payment of general and administrative expenses incurred by the Company and in 2007 entered into an unsecured line of credit note. This note bears interest at a rate of 18% per annum and has been extended on several occasions. Commencing in 2008, an affiliate of the Company’s sole officer made similar payment of general and administrative expenses incurred by the Company at a rate of 18% per annum. Furthermore, certain general and administrative expenses related to the Company maintaining an office and filing its reports with the Securities and Exchange Commission have been accrued and are payable to the Company’s sole officer and affiliate.  Collectively, these amounts total $0 and $148,739 at March 31, 2015 and December 31, 2013, respectively. Accrued interest included in these amounts is $0 and $52,016 at March 31, 2015and December 31, 2014, respectively.  The funds from the convertible notes payable to Grow Solutions were used to pay the balance due as of February 16, 2015.

Note 5: Convertible Note Payable

On February 16, 2015, the Company issued a convertible promissory note to Grow Solutions in the principal amount of one hundred fifty thousand dollars ($150,000). The principal and interest of the Grow Note is convertible into 7,500,000 shares of the Company’s common stock. The Company also issued three convertible promissory notes to lenders and creditors of the Company in the principal amount of thirty thousand dollars ($30,000) in the aggregate, convertible into 1,467,717 shares of common stock of the Company. All shares of common stock of the Company issued under the Notes were included in the Issuance Amount. Proceeds from the Notes were used to pay outstanding obligations of the Company including funds owed to the sole officer and director. Accrued interest on the convertibles notes was $1,804 at March 31, 2015.

A beneficial conversion feature was recognized as a debt discount of $180,000 upon the issuance of these notes which will be amortized over the life of the loan. As of March 31, 2015, $90,000 of the discount had been amortized to interest expense.

Note 6: Contingent Liabilities

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

LightTouch Vein & Laser, Inc.

Notes to Unaudited Financial Statements (continued)

March 31, 2015

Note 7: Subsequent Events

On February 16, 2015, the Company entered into an Acquisition Agreement and Plan of Merger with Grow Solutions, Inc., a Delaware corporation and LightTouch Vein & Laser Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of the Company. The merger was finalized April 28, 2015, and Grow Solutions merged with the Company and became a wholly owned subsidiary of the Company.

As disclosed in Note 5 herein, on February 16, 2015, the Company issued three convertible promissory notes to lenders and creditors of the Company in the principal amount of thirty thousand dollars ($30,000) in the aggregate. In May of 2015, these convertible promissory notes were converted into 1,467,717 shares of common stock of the Company.

In February 16, 2015, the Company issued a convertible promissory note to Grow Solutions, Inc., a wholly owned subsidiary of the Company (“Grow Solutions”) in the principal amount of $150,000 (the “Note”). In May of 2015, Grow Solutions agreed to surrender and cancel the Note for good and valuable consideration.

Effective May 13, 2015, the Company entered into an Acquisition Agreement and Plan of Merger with Grow Solutions Acquisition LLC, a Colorado limited liability company and a wholly owned subsidiary of the Company, One Love Garden Supply LLC, a Colorado limited liability company, and all of the members of OneLove. On the Closing Date, OneLove merged with Grow Solutions Acquisition and became a wholly owned subsidiary of the Company

Additionally, May 13, 2015, the Company entered into a two year employment agreement (with three consecutive two year renewal options) with Michael Leago, a former managing member of OneLove. Under the terms of the employment agreement, Leago shall serve as the Retail Grow Store Division Head and shall receive $65,000 per year and an additional bonus plan.

The Company has evaluated all other subsequent events from the balance sheet date through the date the financials were issued, and has determined there are no events that would require disclose herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by LightTouch Vein & Laser, Inc. (the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

PLAN OF OPERATION

Previously, management of the Company was searching for a business opportunity and anticipated that the Company would incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. As of March 31, 2015, the Company did not have any revenue producing activities whereby it could meet the financial requirements of seeking a business opportunity. As of March 31, 2015, the Company owed $99,117 and had no assets as it pursued its plan of operations.

Effective April 28, 2015, the Company entered into an Acquisition Agreement and Plan of Merger (the “Grow Solutions Agreement’) with Grow Solutions, Inc., a Delaware corporation (“Grow Solutions”) and LightTouch Vein & Laser Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (“LightTouch Acquisition”). Under the terms of the Grow Solutions Agreement, Grow Solutions merged with LightTouch Acquisition and became a wholly owned subsidiary of the Company. The Grow Solutions’ shareholders and certain creditors of the Company (as described below) received 44,005,000 shares of the Company’s common stock (the “Issuance Amount”) in exchange for all of the issued and outstanding shares of Grow Solutions (the “Merger”). Following the closing of the Grow Solutions Agreement, Grow Solutions’ business became the primary focus of the Company and Grow Solutions management assumed control of the management of the Company with the former director of the Company resigning upon closing of the Agreement.

Additionally, on February 16, 2015, the Company issued a convertible promissory note to Grow Solutions in the principal amount of one hundred fifty thousand dollars ($150,000) (the “Grow Note”). The principal and interest of the Grow Note is convertible into 7,500,000 shares of the Company’s common stock. The Company also issued convertible promissory notes to lenders and creditors of the Company in the principal amount of thirty three thousand dollars ($33,000) in the aggregate (the “Creditor Notes” and together with the Grow Note, the “Notes”), convertible into 1,467,717 shares of common stock of the Company. All shares of common stock of the Company issued under the Notes were included in the Issuance Amount (as defined above). Proceeds from the Notes were used to pay outstanding obligations of the Company including funds owed to the sole officer and director. In addition to the Merger, the majority shareholder agreed to sell his ownership interest in the Company which consisted of 250,000 shares of the Company’s common stock for a purchase price of one hundred thousand dollars ($100,000). The shares represented approximately 61% of the Company’s issued and outstanding shares.

A copy of the Grow Solutions Agreement and Notes are included as Exhibit 2.1, Exhibit 3.1 and Exhibit 3.2 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 19, 2015 and are hereby incorporated by reference. All references to the Grow Solutions Agreement, Notes and other exhibits to this Quarterly Report on Form 10-Q are qualified in their entirety by the text of such exhibits.

Effective May 13, 2015 (the “Closing Date”), LightTouch Vein & Laser, Inc., a Nevada corporation (the “Company”) entered into an Acquisition Agreement and Plan of Merger (the “OneLove Agreement’) with Grow Solutions Acquisition LLC, a Colorado limited liability company and a wholly owned subsidiary of the Company (“Grow Solutions Acquisition”), One Love Garden Supply LLC, a Colorado limited liability company (“OneLove”), and all of the members of OneLove (the “Members”). On the Closing Date, OneLove merged with Grow Solutions Acquisition and became a wholly owned subsidiary of the Company (the “Merger”). Under the terms of the OneLove Agreement, the Members received (i) 1,450,000 shares of the Company’s common stock (the “Equity”), (ii) Two Hundred Thousand Dollars (US$200,000) (the “Cash”), and (iii) a cash flow promissory note in the aggregate principal amount of $50,000 issued by OneLove in favor of the Members (the “Cash Flow Note”), whereby each fiscal quarter, upon the Company recording on its financial statements $40,000 in US GAAP Net Income (“Net Income”) from sales of the Company’s products (the “Net Income Threshold”), the Company shall pay to the Members 33% of the Company’s Net Income generated above the Net Income Threshold. The aforementioned obligations owed under the Cash Flow Note shall extinguish upon the earlier of (i) payment(s) by Company in an amount equal to $50,000 in the aggregate or (ii) May 5, 2016 (collectively, the Cash Flow Note, the Equity, and the Cash, the “Consideration”). The Consideration provided to the Members was in exchange for all of the issued and outstanding membership interests of OneLove. Following the Closing Date, OneLove’s business was acquired by the Company and the Company’s management assumed control of the management of OneLove with the former managing members of OneLove resigning from OneLove upon closing of the OneLove Agreement.

Additionally, on the same date, the Company entered into a two year employment agreement (with three consecutive two year renewal options) with Michael Leago (“Leago”), a former managing member of OneLove (the “Employment Agreement”). Under the terms of the Employment Agreement, Leago shall serve as the Retail Grow Store Division Head and shall receive $65,000 per year, payable monthly on the first Monday of each month. Additionally, each fiscal quarter of 2015, upon the Company recording on its financial statements $40,000 in US GAAP gross pretax profits (the “Gross Pretax Profits”) from sales of the Retail Store Division of the Company (the “Pretax Threshold”), the Company shall pay to Leago a cash payment equal to 15% of the Company’s Gross Pretax Profits generated above the Pretax Threshold, but in any event not to exceed $150,000 of bonus for the 2015 calendar year paid to Leago.

The securities issued pursuant to the Grow Solutions Agreement and the OneLove Agreement were not registered under the Securities Act, but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the Investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

For the three months ended March 31, 2015, the Company had a net loss of $104,585, compared to a loss for the three months ended March 31, 2014 of $10,418 with no revenue to offset expenses. The primary difference between the two periods was the amortization of the debt discount which resulting from the issuance of the convertible notes. The Company had no revenue during the three months ended March 31, 2015. The Company anticipates generating revenue through the acquisition of Grow Solutions, Inc. and One Love Garden Supply LLC as described above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, the Company had a negative $99,117 in working capital with no assets and liabilities of $99,117. For the period ended March 31, 2015, the Company had only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs as well as amortization of debt discount. Management anticipates that the Company will incur more costs including legal and accounting fees to complete the merger or acquisition.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2015, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2015, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

2.1

Form of Acquisition Agreement and Plan of Merger by and among LightTouch Vein & Laser, Inc., Grow Solutions Acquisition LLC, One Love Garden Supply LLC and all of the members of One Love Garden Supply LLC*

4.1	Form of Promissory Note*

10.1	Form of Employment Agreement between LightTouch Vein & Laser, Inc. and Michael Leago*

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTTOUCH VEIN & LASER, INC.

Date: May 20, 2015	By:	/s/ Jeffrey Beverly
	Name:	Jeffrey Beverly
	Title:	President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

