Form 10-Q
period 2015-06-30
GROW SOLUTIONS HOLDINGS, INC.
filed 2015-08-28
CIK 1104265

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-29301

GROW SOLUTIONS HOLDINGS, INC.

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

As of August 28, 2015, there were 52,091,612 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

1

Grow Solutions Holdings, Inc.
(Formerly known as Lightouch Vein & Laser, Inc.)
Condensed Consolidated Balance Sheets

	June 30,	December 31
	2015	2014
	(unaudited)
Assets

Assets:
Cash	$112,422	$452,275
Accounts receivable, net	25,987	-
Note receivable and accrued interest	-	20,050
Inventories, net	262,745	-
Total current assets	401,154	472,325

Property and Equipment, net	1,547	-

Goodwill	399,910	-

Total Assets	$802,611	$472,325

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$205,532	$93,234
Related party payable	40,000	-
Total current liabilities	245,532	93,234

Long-term Liabilities:
Derivative liabilities	431,424	-
Total long-term liabilities	431,424	-

Total Liabilities	676,956	93,234

Commitments and contingencies

Stockholders' Equity

Preferred Stock, par value $0.001: 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 52,866,612 and 46,225,000 shares issued and outstanding	52,867	46,255
Additional paid in capital	1,191,504	485,745
Accumulated deficit	(1,118,716)	(152,909)
Total Stockholders' Equity	125,655	379,091

Total Liabilities and Stockholders' Equity	$802,611	$472,325

See accompanying notes to the condensed consolidated financial statements

Grow Solutions Holdings, Inc.
(Formerly known as Lightouch Vein & Laser, Inc.)
Condensed Consolidated Statements of Operations

				For the Period from
	For the Three Months Ended		For the Six Months Ended	March 21, 2014 (Inception) through
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Sales	$325,051	$-	$325,051	$-

Cost of goods sold	264,911	-	264,911	-

Gross profit	60,140	-	60,140	-

Selling, general and administrative expenses	408,481	1,985	850,390	1,985

Loss from operations	(348,341)	(1,985)	(790,250)	(1,985)

Other income (expense)
Interest Expense	-	-	-	-
Other Income	-	-	-	-
Change in fair value of derivative liabilities	(175,557)	-	(175,557)	-
Total other income (expense)	(175,557)	-	(175,557)	-

Net loss	$(523,898)	$(1,985)	$(965,807)	$(1,985)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding
-basic and diluted	51,192,295	43,005,000	51,192,295	43,005,000

See accompanying notes to the condensed consolidated financial statements

Grow Solutions Holdings, Inc.
(Formerly known as Lightouch Vein & Laser, Inc.)
Condensed Consolidated Statement of Changes in Stockholders' Equity
For the Period from March 21, 2014 (Inception) through June 30, 2015
(unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance March 21, 2014 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founders	-	-	43,005,000	43,005	-	-	43,005

Common stock issued for cash	-	-	2,250,000	2,250	447,750	-	450,000

Contributed capital	-	-	-	-	28,995		28,995

Common stock issued for services	-	-	1,000,000	1,000	9,000	-	10,000

Net loss for the period March 21, 2014 (Inception) to June 30, 2014	-	-	-	-	-	(152,909)	(152,909)

Balance, December 31, 2014	-	$-	46,255,000	$46,255	$485,745	$(152,909)	$379,091

Recapitalization	-	-	1,886,612	1,887	21,351	-	23,238

Common stock issued for services	-	-	1,250,000	1,250	248,750	-	250,000

Common stock and warrants issued for cash, net of derivative liability	-	-	2,025,000	2,025	147,108	-	149,133

Common stock issued for acquisition	-	-	1,450,000	1,450	288,550	-	290,000

Net loss for the period ended June 30, 2015						(965,807)	(965,807)

Balance, June 30, 2015	-	$-	52,866,612	$52,867	$1,191,504	$(1,118,716)	$125,655

See accompanying notes to the condensed consolidated financial statements

Grow Solutions Holdings, Inc.
(Formerly known as Lightouch Vein & Laser, Inc.)
Condensed Consolidated Statements of Cash Flows

		For the Period from
	For the Six Months Ended	March 21, 2014 (Inception) through
	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(965,807)	$(1,985)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	424	-
Recapitalization	43,288	-
Share-based compensation	250,000	-
Change in fair value of derivative liabilities	175,557	-
Changes in operating assets and liabilities:
Accounts receivable	(12,624)	-
Inventory	79,713	-
Prepaid expenses	-	-
Other assets	-	-
Accounts payable and accrued expenses	(114,326)	-
Net Cash Used In Operating Activities	(543,775)	(1,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for business acquisition	(200,039)	(25,000)
Cash paid for machinery and equipment	(1,039)	-
Net Cash Used In Investing Activities	(201,078)	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	405,000	28,500
Proceeds from issuance of preferred stock	-	-
Net Cash Provided By Financing Activities	405,000	28,500

Net Increase in Cash	(339,853)	1,515

Cash - Beginning of Period	452,275	-

Cash - End of Period	$112,422	$1,515

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Recognition of derivative liability embedded in stock purchase warrant	$255,867	$-

See accompanying notes to the condensed consolidated financial statements

GROW SOLUTIONS HOLDINGS, INC.

(FORMERLY KNOWN AS LIGHTOUCH VEIN & LASER, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Operations

Grow Solutions Holdings, Inc. (formerly known as LightTouch Vein & Laser, Inc. and Strachan, Inc.) (the “Company”) was organized under the laws of the State of Nevada on May 1, 1981. Currently, the Company provides indoor and outdoor gardening supplies to the rapidly growing garden industry.

The Merger

Effective April 28, 2015, the Company entered into an Acquisition Agreement and Plan of Merger (the “the Merger”) with Grow Solutions, Inc., a Delaware corporation (“Grow Solutions”) and LightTouch Vein & Laser Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (“LightTouch Acquisition”). Under the terms of the Merger, Grow Solutions merged with LightTouch Acquisition and became a wholly owned subsidiary of the Company. The Grow Solutions’ shareholders and certain creditors of the Company received 44,005,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Grow Solutions. Following the closing of the Grow Solutions Agreement, Grow Solutions’ business became the primary focus of the Company and Grow Solutions management assumed control of the management of the Company with the former director of the Company resigning upon closing of the Agreement. Shareholders maintained 1,886,612 as part of the recapitalization.

As a result of the Merger, the Company discontinued its pre-Merger business. The Merger was accounted for as a “reverse merger,” and Grow Solutions, was deemed to be the accounting acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of Grow Solutions and will be recorded at the historical cost basis and the consolidated financial statements after completion of the Merger will include the assets and liabilities of Grow Solutions., historical operations of the Company, and operations of the Company and its subsidiaries from the closing date of the Merger. As a result of the issuance of the shares of the Company’s Common Stock pursuant to the Merger, a change in control of the Company occurred as of the date of consummation of the Merger. The Merger is intended to be treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended. All historical share amounts of the accounting acquirer were retrospectively recast to reflect the share exchange.

The Acquisition

Effective May 13, 2015 (the “Closing Date”), the Company entered into an Acquisition Agreement and Plan of Merger (the “OneLove Agreement’) with Grow Solutions Acquisition LLC, a Colorado limited liability company and a wholly owned subsidiary of the Company (“Grow Solutions Acquisition”), One Love Garden Supply LLC, a Colorado limited liability company (“OneLove”), and all of the members of OneLove (the “Members”). On the Closing Date, OneLove merged with Grow Solutions Acquisition and became a wholly owned subsidiary of the Company. Under the terms of the OneLove Agreement, the Members received (i) 1,450,000 shares of the Company’s common stock (the “Equity”), (ii) Two Hundred Thousand Dollars (US$200,000) (the “Cash”), and (iii) a cash flow promissory note in the aggregate principal amount of $50,000 issued by OneLove in favor of the Members (the “Cash Flow Note”), whereby each fiscal quarter, upon the Company recording on its financial statements $40,000 in US GAAP Net Income (“Net Income”) from sales of the Company’s products (the “Net Income Threshold”), the Company shall pay to the Members 33% of the Company’s Net Income generated above the Net Income Threshold. The aforementioned obligations owed under the Cash Flow Note shall extinguish upon the earlier of (i) payment(s) by Company in an amount equal to $50,000 in the aggregate or (ii) May 5, 2016 (collectively, the Cash Flow Note, the Equity, and the Cash, the “Consideration”). The Consideration provided to the Members was in exchange for all of the issued and outstanding membership interests of OneLove. Following the Closing Date, OneLove’s business was acquired by the Company and the Company’s management assumed control of the management of OneLove with the former managing members of OneLove resigning from OneLove upon closing of the OneLove Agreement.

The Company recorded the purchase of OneLove using the acquisition method of accounting as specified in ASC 805 “Business Combinations.” This method of accounting requires the acquirer to (i) record purchase consideration issued to sellers in a business combination at fair value on the date control is obtained, (ii) determine the fair value of any non-controlling interest, and (iii) allocate the purchase consideration to all tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. Further, the Company commenced reporting the results of OneLove on a consolidated basis with those of the Company effective upon the date of the acquisition.

The Company consolidated OneLove as of May 13, 2015, and the results of operations of the Company include that of OneLove from May 13, 2015 through June 30, 2015.  The Company recognized net revenues attributable to OneLove of $325,051 and recognized a loss of $17,375 during the period May 13, 2015 through June 30, 2015.

The following table summarizes fair values of the net liabilities assumed and the allocation of the aggregate fair value of the purchase consideration, and net liabilities to assumed identifiable and unidentifiable intangible assets.

Purchase Consideration:
Common stock at fair market value	$290,000
Cash paid	200,000
Cash flow note assumed	50,000
Current liabilities assumed	226,624
Total Purchase Consideration	$766,624

The fair value allocation is based on management’s estimates:

Purchase Price Allocation
Cash	$9,961
Accounts receivable	$13,363
Inventory	$342,458
Property and equipment	$932
Goodwill	$399,910
Current liabilities	$(226,624)

As per the Acquisition agreement, the Company has paid $10,000 of the $50,000 cash flow note and as of June 30, 2015, the balance of the cash flow note is $40,000.

The Financing

Also during the period ended June 30, 2015, the Company completed a first closing of a private placement offering (the “Offering”) of 2,025,000 Units, at a purchase price of $0.20 per Unit, each Unit consisting of 1 share of the Company’s common stock, and 1 stock purchase warrants. The warrants are exercisable at $0.40 per warrant into a share of the Company’s common stock and have a maturity of 3 years.

The aggregate gross proceeds from the closing were $405,000 (the amount is not inclusive of the 450,000 Units sold during 2014, which resulted in an issuance of 2,250,000 shares of the Company’s common stock and stock purchase warrants).

Through the filing of this report, the Company completed an additional closing of the Offering of 51,000 Units, at a purchase price of $0.20 per Unit.

Note 2 — Going Concern and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2015, the Company had a working capital of $155,622 and an accumulated deficit of $1,118,716.  The Company has a history net losses since inception. The Company believes that it has sufficient cash to fund its operations.  However, there is no assurance that the Company’s projections and estimates are accurate.  In the event that the Company does not receive anticipated proceeds operations and financings, it is possible that the Company would not have sufficient resources to continue as a going concern for the next year. In order to mitigate these risks, the Company is actively managing and controlling the Company’s cash outflows. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s primary sources of operating funds since inception have been private equity, and debt and equity financings. The Company intends to raise additional capital through private debt and equity investors. The Company needs to raise additional capital in order to be able to accomplish its business plan objectives. The Company is continuing its efforts to secure additional funds through debt or equity instruments. Management believes that it will be successful in obtaining additional financing based on its history of raising funds; however, no assurance can be provided that the Company will be able to do so. There is no assurance that any funds it raises will be sufficient to enable the Company to attain profitable operations or continue as a going concern. To the extent that the Company is unsuccessful, the Company may need to curtail or cease its operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Note 3 — Summary of Significant Accounting Policies

Basis of presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 8-K for the period from inception through December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2015. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 8-K for the period from inception through December 31, 2014 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending December 31, 2015 or any other period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Akoustis, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates and assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(1)	Fair value of long–lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long–lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long–lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under–performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(2)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry–forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred a loss, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(3)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

(4)	Estimates and assumptions used in valuation of derivative liability: Management utilizes an option pricing model to estimate the fair value of derivative liabilities. The model includes subjective assumptions that can materially affect the fair value estimates.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2015 and December 31, 2015, the Company had cash and cash equivalents of $112,422 and $452,275, respectively. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits.

Inventory

Inventory is stated at lower of cost or market using the first-in, first-out (FIFO) valuation method. Inventory was comprised of finished goods at June 30, 2015.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including property and equipment, when there are indications that the assets might be impaired. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows.  If an asset’s carrying value exceeds such estimated cash flows (undiscounted and with interest charges), the Company records an impairment charge for the difference.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. The Company is required to perform impairment reviews at each of its reporting units annually and more frequently in certain circumstances. The Company performs the annual assessment on December 31.

In accordance with ASC 350–20 “Goodwill”, the Company is able to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two–step goodwill impairment test. If the Company concludes that it is more likely than not that the fair value of a reporting unit is not less than its carrying amount it is not required to perform the two–step impairment test for that reporting unit.

Derivative Liability

The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

The Company utilizes an option pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Equity–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation". Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a five year period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the value of the underlying share, the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is benchmarked against similar companies in a similar industry over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common stock and does not intend to pay dividends on its Common stock in the foreseeable future. The expected forfeiture rate is estimated based on management’s best estimate.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, our equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505-40, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. The fair value of the equity instruments is re-measured each reporting period over the requisite service period.

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and six months ended June 30, 2015 and the period March 21, 2014 (Inception) through June 30, 2014 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Warrants	4,275,000	-
Totals	4,275,000	-

Subsequent events

The Company has evaluated events that occurred subsequent to June 30, 2015 and through the date the financial statements were issued.

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact, if any, of the adoption of this guidance on the condensed consolidated financial statements.

Note 4 — Notes Receivable and accrued interest

In April 2014, the Company signed a letter of intent with Delta Entertainment Group (‘Delta”) to enter into a reverse merger transaction. In exchange for Delta’s exclusivity until the earlier of the execution of a stock exchange agreement or June 30, 2014, the Company paid Delta $25,000. Delta was to use the $25,000 to become current with its public filings. Since the stock exchange transaction was not executed by June 30, 2014, the $25,000 that the Company provided to Delta reverted to a one year note with an interest rate at 8% per annum. As of December 31, 2014, it was determined by the Company that since Delta lacked the financial resources to get current in its public filings, the collectability of the note was doubtful. Accordingly, the Company has not accrued any interest income on the note and has booked a 100% reserve against the note receivable.

Note 5 — Derivative Liabilities

In connection with the private placement transactions during the period ended June 30, 2015, the Company issued 4,275,000 warrants, to purchase common stock with an exercise price of $0.40 and a three year term. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the warrants as a derivative liability.

Level 3 Financial Liabilities – Derivative warrant liabilities

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of June 30, 2015:

	Carrying	Fair Value Measurement Using
	Value	Level 1	Level 2	Level 3	Total

Derivative warrant liabilities	$431,424	$—	$—	$431,424	$431,424

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2015:

Fair Value Measurement Using Level 3 Inputs
Total
Balance, December 31, 2014	$—
Issuance of derivative warrants liabilities	255,867
Change in fair value of derivative warrant liabilities	175,557
Balance, June 30, 2015	$431,424

The fair value of the derivative feature of the warrants on the issuance dates and at the balance sheet date were calculated using an option model valued with the following weighted average assumptions:

June 30, 2015
Risk free interest rate	1.01%
Dividend yield	0.00%
Expected volatility	114%
Remaining term	2.35 – 3.00 years

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar term on the date of the grant.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company calculates the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the warrants’ expected term.

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

During the three and six months ended June 30, 2015, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $175,557 relating to the change in fair value.

Note 6 — Stockholders’ Equity

Preferred Stock

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

Common Stock

During the six months ended June 30, 2015, the Company issued 1,250,000 shares of common stock to 5 consultants for services rendered. The issuances were recorded at fair value ($0.20 per share) and the Company recognized $250,000 in stock based compensation charges.

Also during the period ended June 30, 2015, the Company completed a first closing of a private placement offering (the “Offering”) of 2,025,000 Units, at a purchase price of $0.20 per Unit, each Unit consisting of 1 share of the Company’s common stock, and 1 stock purchase warrants. The warrants are exercisable at $0.40 per warrant into a share of the Company’s common stock and have a maturity of 3 years.

The aggregate gross proceeds from the closing were $405,000 (the company recorded $255,867 for the fair value of the warrants as a derivative liability see Note 4).

As a result of the OneLove Acquisition, the Company issued 1,450,000 shares of common stock to consummate the acquisition.

Warrants

The following is a summary of the Company’s warrant activity during the period from January 1, 2015 to June 30, 2015:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2015	2,250,000	$0.40
Exercisable – January 1, 2015	2,250,000	$0.40
Granted	2,025,000	$0.40
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – June 30, 2015	4,275,000	$0.40
Exercisable – June 30, 2015	4,275,000	$0.40

As of June 30, 2015 and December, 31, 2014, the total intrinsic value of options outstanding and exercisable was $0.

Note 7 — Related Party Transactions

As per the Acquisition agreement, fully described in Note 1, the Company has paid $10,000 of the $50,000 cash flow note and as of June 30, 2015, the balance of the cash flow note is $40,000, payable to a related party.

Note 8 — Commitments and Contingencies

Joint Marketing Agreement with Jasper Group Holdings, Inc.

On June 29, 2015, the Company and Jasper Group Holdings, Inc. (“Jasper”), entered into a Joint Marketing Agreement (the “Joint Marketing Agreement”) to provide services related to website creation for a legal cannabis job posting platform. The website shall include an employee leasing program and allow employers, recruiters and potential employees to communicate through its platform for a fee. All potential employees will be screened with background checks by independent third parties and provided the necessary applications and related materials for individuals to become licensed in the legal cannabis industry on a state by state basis. In accordance with the terms of the Joint Marketing Agreement, Jasper shall invest all funds necessary to form the website.

Pursuant to the Joint Marketing Agreement, the Company issued to Jasper 250,000 common shares upon execution, the shares were issued on July 22, 2015. Additionally, upon the transfer of ownership in the website from Jasper to the Company, the Company shall issue to Jasper an additional 500,000 shares of common stock of the Company.

Proceeds derived from the Company’s website shall be divided as follows: (i) the Company shall retain 75% of the gross proceeds less any sales commissions to third parties collected by the Company for all business that is generated through the website (the “Net Fees”) and pay to Jasper a commission equal to 25% of the Net Fees with payments due within 15 days of the end of each quarter (ii) the Company shall grant to Jasper a warrant for the purchase of one share of common stock of the Company, with an exercise price of $0.75 per share, for every dollar of revenue that the Company earns from the website, up to a maximum of One Million Dollars ($1,000,000).

The initial term of the Joint Marketing Agreement shall be for three (3) years and shall automatically renew for additional three year periods unless terminated by the Company with written notice at least 30 days prior to the expiration of the initial term, or any subsequent term.

Operating Lease

The Company assumed the OneLove lease for storefront property in Colorado, which In November 2012, OneLove extended to an additional three years to run from May 1, 2016 through April 30, 2016. The lease requires base annual rent of $60,000 and the Company’s pro-rata charges for operating expenses and taxes for the first year, with 3% increments thereafter.

Rent expense totaled $7,847 and $- for the six months ended June 30, 2015 and 2014, respectively,

Future minimum lease payments under these non-cancelable operating leases are approximately as follows:

Year Ending December 31,
2015 (remainder of year)	$30,000
2016	20,000
Total	$50,000

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of June 30, 2015.

Note 9 — Subsequent Events

On August 3, 2015, the Company issued four members of the Board of Directors an aggregate of 600,000 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Grow Solutions Holdings, Inc. (the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2015, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.

Business Overview

Grow Solutions Holdings, Inc. is a corporation incorporated under the laws of the State of Nevada (the “Company”). The focus of the Company is to provide comprehensive services within the legal cannabis industry to those growing, processing and dispensing cannabis and cannabis related products.

The Merger

Effective April 28, 2015, the Company entered into an Acquisition Agreement and Plan of Merger (the “Grow Solutions Agreement”) with Grow Solutions, Inc., a Delaware corporation (“Grow Solutions”) and LightTouch Vein & Laser Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (“LightTouch Acquisition”). Under the terms of the Grow Solutions Agreement, Grow Solutions merged with LightTouch Acquisition and became a wholly owned subsidiary of the Company. The Grow Solutions’ shareholders and certain creditors of the Company received 44,005,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Grow Solutions. Following the closing of the Grow Solutions Agreement, Grow Solutions’ business became the primary focus of the Company and Grow Solutions management assumed control of the management of the Company with the former director of the Company resigning upon closing of the Agreement.

The Grow Solutions Agreement and related transaction documents are included as exhibits to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 19, 2015 and is hereby incorporated by reference. All references to the Grow Solutions Agreement and related transaction documents do not purport to be complete and are qualified in their entirety by the text of such exhibits.

Results of Operations

For the Three Months ended June 30, 2015 and 2014

The following table sets forth the summary statements of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30, 2015	June 30, 2014

Net Sales	$325,051	$-
Gross profit	$60,140	$-
Selling, general and administrative expenses	$(408,481)	$(1,985)
Other income (expense)	$(175,557)	$-
Net loss	$(523,898)	$(1,985)

Net sales

Net sales increased to $325,051 during the three months ended June 30, 2015, from $0 during the three months ended June 30, 2014. The increase in net sales is primarily related to the Company executing on their expansion strategy and completing the acquisition of One Love in May 2015.

Gross Profit

The gross profit was $60,140 and $0 for the three months ended June 30, 2015 and 2014. This increase is due to the acquisition of One Love during the three months ended June 30, 3015.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2015 and 2014 were $408,481 and $1,985, respectively. Selling, general and administrative expenses consisted primarily of professional fees incurred in connection with a private placement of equity securities and reverse merger. In addition, the Company incurred payroll expenses during the three months ended June 30, 2015 due to the operations of One Love.

Other income (expense)

Other income (expense) for the three months ended June 30, 2015 and 2014 was ($175,557) and $0, respectively, and consisted of the change in fair value of the derivative liabilities.

Net Loss

As a result of the foregoing factors, the net loss for the three months ended June 30, 2015 and 2014, was $523,898 and $1,985, respectively.

For the Six Months ended June 30, 2015 and the Period March 21, 2014 (Inception) through June 30, 2014

The following table sets forth the summary statements of operations for the six months ended June 30, 2015 and the Period March 21, 2014 (Inception) through June 30, 2014:

	Six Months Ended	For the Period March 21, 2014 (Inception) through
	June 30, 2015	April 30, 2014

Net Sales	$325,051	$-
Gross profit	$60,140	$-
Selling, general and administrative expenses	$(850,390)	$(1,985)
Other income (expense)	$(175,557)	$-
Net loss	$(965,807)	$(1,985)

Net sales

Net sales increased to $325,051 during the six months ended June 30, 2015, from $0 during the period March 21, 2014 (Inception) through June 30, 2014. The increase in net sales is primarily related to the Company executing on their expansion strategy and completing the acquisition of One Love in May 2015.

Gross Profit

The gross profit was $60,140 for the six months ended June 30, 2015 and $0 for the period March 21, 2014 (Inception) through June 30, 2014. This increase is due to the acquisition of One Love during the six months ended June 30, 3015.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2015 and the period March 21, 2014 (Inception) through June 30, 2014 were $850,390 and $1,985, respectively. Selling, general and administrative expenses consisted primarily of professional fees incurred in connection with a private placement of equity securities and reverse merger. In addition, the Company incurred payroll expenses during the six months ended June 30, 2015 due to the operations of One Love.

Other income (expense)

Other income (expense) for the six months ended June 30, 2015 and for the period March 21, 2014 (Inception) through June 30, 2014 was $(175,557) and $0, respectively, and consisted of the change in fair value of the derivative liabilities.

Net Loss

As a result of the foregoing factors, the net loss for the six months ended June 30, 2015 and the period March 21, 2014 (Inception) through June 30, 2014, was $965,807 and $1,985, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2015 compared to December 31, 2014:

	Period Ended
	June 30, 2015	December 31, 2014	Increase/ (Decrease)

Current Assets	$401,154	$472,325	$(71,171)
Current Liabilities	$245,532	$93,234	$152,298
Working Capital	$155,622	$379,091	$(223,469)

As of June 30, 2015, we had working capital of $155,622 as compared to working capital of $379,091 as of December 31, 2014, a decrease of $223,469. The decrease in working capital is primarily attributable to a decrease in cash and increases in accounts payable and accrued expenses and a balance due to a related party. These changes were offset by increases in accounts receivable and inventories.

Net Cash

Net cash used in operating activities for the six months ended June 30, 2015 was $543,775 compared to $1,985 use in operations for the period March 21, 2014 (inception) through June 30, 2014. This change is attributable to the net loss for the current six month period offset by non-cash stock-based compensation, change in fair value and recapitalization of $250,000, $175,557 and $43,288, respectively and inventories of $79,713. These increases were offset by changes in accounts receivable and accounts payable of $12,624 and $114,326, respectively.

Net cash used in investing activities during the six months ended June 30, 2015 was $201,078. The Company utilized $200,039 to complete the acquisition of One Love during the period. Net cash used in investing activities for the period from March 21, 2014 (inception) to June 30, 2014 was $25,000 paid for a business acquisition.

Financings

Net cash provided from financing activities during the six months ended June 30, 2015 was $405,000.

During the six months ended June 30, 2015, we received proceeds of $405,000 from the issuance of common stock in a private placement offering under Section 4(a)(2) of the Securities Act. During the period from March 21, 2014 to June 30, 2014 we received proceeds of $28,500 from the issuance of common stock in a private placement.

Liquidity

At June 30, 2015, the Company had a cash balance of $112,422 and for the six months ended June 30, 2015, the Company had a net loss of $965,807. The Company believes it has sufficient cash on hand to meet its operating needs through at least August 2016.

The Acquisition

Effective May 13, 2015 (the “Closing Date”), the Company entered into an Acquisition Agreement and Plan of Merger (the “OneLove Agreement’) with Grow Solutions Acquisition LLC, a Colorado limited liability company and a wholly owned subsidiary of the Company (“Grow Solutions Acquisition”), One Love Garden Supply LLC, a Colorado limited liability company (“OneLove”), and all of the members of OneLove (the “Members”). On the Closing Date, OneLove merged with Grow Solutions Acquisition and became a wholly owned subsidiary of the Company. Under the terms of the OneLove Agreement, the Members received (i) 1,450,000 shares of the Company’s common stock (the “Equity”), (ii) Two Hundred Thousand Dollars (US$200,000) (the “Cash”), and (iii) a cash flow promissory note in the aggregate principal amount of $50,000 issued by OneLove in favor of the Members (the “Cash Flow Note”), whereby each fiscal quarter, upon the Company recording on its financial statements $40,000 in US GAAP Net Income (“Net Income”) from sales of the Company’s products (the “Net Income Threshold”), the Company shall pay to the Members 33% of the Company’s Net Income generated above the Net Income Threshold. The aforementioned obligations owed under the Cash Flow Note shall extinguish upon the earlier of (i) payment(s) by Company in an amount equal to $50,000 in the aggregate or (ii) May 5, 2016 (collectively, the Cash Flow Note, the Equity, and the Cash, the “Consideration”). The Consideration provided to the Members was in exchange for all of the issued and outstanding membership interests of OneLove. Following the Closing Date, OneLove’s indoor and outdoor gardening supply business was acquired by the Company and the Company’s management assumed control of the management of OneLove with the former managing members of OneLove resigning from OneLove upon closing of the OneLove Agreement.

Additionally, on the same date, the Company entered into a two year employment agreement (with three consecutive two year renewal options) with Michael Leago (“Leago”), a former managing member of OneLove (the “Employment Agreement”). Under the terms of the Employment Agreement, Leago serves as the Retail Grow Store Division Head and receives $65,000 per year, payable monthly on the first Monday of each month. Additionally, each fiscal quarter of 2015, upon the Company recording on its financial statements $40,000 in US GAAP gross pretax profits (the “Gross Pretax Profits”) from sales of the Retail Store Division of the Company (the “Pretax Threshold”), the Company shall pay to Leago a cash payment equal to 15% of the Company’s Gross Pretax Profits generated above the Pretax Threshold, but in any event not to exceed $150,000 of bonus for the 2015 calendar year paid to Leago.

The OneLove Agreement and related transaction documents are included as exhibits to the Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 20, 2015 and are hereby incorporated by reference. All references to the OneLove Agreement and related transaction documents do not purport to be complete and are qualified in their entirety by the text of such exhibits.

Joint Marketing Agreement

On June 29, 2015, the Company and Jasper Group Holdings, Inc. (“Jasper”), entered into a Joint Marketing Agreement (the “Joint Marketing Agreement”) whereby Jasper shall provide services related to website creation for a legal cannabis job posting platform. The website shall include an employee leasing program and allow employers, recruiters and potential employees to communicate through its platform for a fee. All potential employees will be screened with background checks by independent third parties and provided the necessary applications and related materials for individuals to become licensed in the legal cannabis industry on a state by state basis. In accordance with the terms of the Joint Marketing Agreement, Jasper shall invest all funds necessary to form the website.

Pursuant to the Joint Marketing Agreement, the Company issued to Jasper 250,000 common shares upon execution. Additionally, upon the transfer of ownership in the website from Jasper to the Company, the Company shall issue to Jasper an additional 500,000 shares of common stock of the Company.

Proceeds derived from the Company’s website shall be divided as follows: (i) the Company shall retain 75% of the gross proceeds less any sales commissions to third parties collected by the Company for all business that is generated through the website (the “Net Fees”) and pay to Jasper a commission equal to 25% of the Net Fees with payments due within 15 days of the end of each quarter (ii) the Company shall grant to Jasper a warrant for the purchase of one share of common stock of the Company, with an exercise price of $0.75 per share, for every dollar of revenue that the Company earns from the website, up to a maximum of One Million Dollars ($1,000,000).

The initial term of the Joint Marketing Agreement shall be for three (3) years and shall automatically renew for additional three year periods unless terminated by the Company with written notice at least 30 days prior to the expiration of the initial term, or any subsequent term.

Off-Balance Sheet Arrangements

As of June 30, 2015, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite-lived intangible assets. Goodwill is not amortized, but reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. There were no impairment charges recognized during the period.

Derivative Liability

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

The Company utilizes the binomial method in order to marks market the fair value of the derivative at each balance sheet date and records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts payable, accrued expenses, and convertible notes payable approximate fair value due to the short-term nature of these instruments.

The Company measures the fair value of financial assets and liabilities based on the guidance of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair value measurements are categorized using a valuation hierarchy for disclosure of the inputs used to measure fair value, which prioritize the inputs into three broad levels:

☐	Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

☐	Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date, and include those financial instruments that are valued using models or other valuation methodologies.

☐	Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Equity–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a five year period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

The fair value of an option award is estimated on the date of grant using the Black–Scholes option valuation model. The Black–Scholes option valuation model requires the development of assumptions that are inputs into the model. These assumptions are the value of the underlying share, the expected stock volatility, the risk–free interest rate, the expected life of the option, the dividend yield on the underlying stock and the expected forfeiture rate. Expected volatility is benchmarked against similar companies in a similar industry over the expected option life and other appropriate factors. Risk–free interest rates are calculated based on continuously compounded risk–free rates for the appropriate term. The dividend yield is assumed to be zero as the Company has never paid or declared any cash dividends on its Common stock and does not intend to pay dividends on its Common stock in the foreseeable future. The expected forfeiture rate is estimated based on management’s best estimate.

Determining the appropriate fair value model and calculating the fair value of equity–based payment awards requires the input of the subjective assumptions described above. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, our equity–based compensation could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the equity–based compensation could be significantly different from what the Company has recorded in the current period.

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505-40, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete. The fair value of the equity instruments is re-measured each reporting period over the requisite service period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 4, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended June 30, 2015, the Company completed a closing of a private placement offering of 2,025,000 units, at a purchase price of $0.20 per unit to ten investors (the “Offering”). Each unit consisting of one share of the Company’s common stock, and one common stock purchase warrant. The warrants are exercisable at $0.40 per warrant into a share of the Company’s common stock and have a maturity of three years. The aggregate gross proceeds from the closing were $405,000.

These securities issued in the Offering were not registered under the Securities Act, but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the Investors had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

Other than as disclosed above, there were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2015, other than those previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

GROW SOLUTIONS HOLDINGS, INC.

Date: August 28, 2015	By:	/s/ Jeffrey Beverly
	Name:	Jeffrey Beverly
	Title:	President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

