Form 10-Q
period 2015-09-30
GROW SOLUTIONS HOLDINGS, INC.
filed 2015-11-16
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

As of November 16, 2015, there were 54,596,612 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

1

Grow Solutions Holdings, Inc.

(Formerly known as Lightouch Vein & Laser, Inc.)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Assets:
Cash	$278,954	$452,275
Accounts receivable, net	53,654	-
Note receivable and accrued interest	-	20,050
Inventories, net	363,638	-
Debt issuance costs, net	13,618	-
Total current assets	709,864	472,325

Property and Equipment, net	14,419	-

Goodwill	492,620	-

Total Assets	$1,216,903	$472,325

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$319,016	$93,234
Intercompany	-	-
Convertible notes, net of debt discount	14,468	-
Related party payable	60,000	-
Total current liabilities	393,484	93,234

Long-term Liabilities:
Derivative liabilities	585,106	-
Total long-term liabilities	585,106	-

Total Liabilities	978,590	93,234

Commitments and contingencies

Stockholders' Equity

Preferred Stock, par value $0.001: 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 55,021,612 and 46,225,000 shares issued and outstanding	55,022	46,255
Additional paid in capital	1,526,508	485,745
Accumulated deficit	(1,343,217)	(152,909)
Total Stockholders' Equity	238,313	379,091

Total Liabilities and Stockholders' Equity	$1,216,903	$472,325

See accompanying notes to the condensed consolidated financial statements

Grow Solutions Holdings, Inc.

(Formerly known as Lightouch Vein & Laser, Inc.)

Condensed Consolidated Statements of Operations

(Unaudited)

				For the Period from
	For the Three Months Ended		For the Nine Months Ended	March 21, 2014 (Inception) through
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net Sales	$993,077	$-	$1,318,128	$-

Cost of goods sold	705,763	-	970,674	-

Gross profit	287,314	-	347,454	-

Selling, general and administrative expenses	539,516	18,085	1,389,906	20,070
Total Selling, general and administrative	539,516	18,085	1,389,906	20,070

Loss from operations	(252,202)	(18,085)	(1,042,452)	(20,070)

Other income (expense)
Interest Expense	(12,290)	-	(12,290)	-
Other Income	732	-	732	-
Change in fair value of derivative liabilities	39,259	-	(136,298)	-
Total other income (expense)	27,701	-	(147,856)	-

Net loss	$(224,501)	$(18,085)	$(1,190,308)	$(20,070)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average common shares outstanding - basic and diluted	53,783,315	43,005,000	53,783,315	43,005,000

See accompanying notes to the condensed consolidated financial statements

Grow Solutions Holdings, Inc.

(Formerly known as Lightouch Vein & Laser, Inc.)

Condensed Consolidated Statement of Changes in Stockholders' Equity

For the Period from March 21, 2014 (Inception) through September 30, 2015

(unaudited)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance March 21, 2014 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founders	-	-	43,005,000	43,005	-	-	43,005

Common stock issued for cash	-	-	2,250,000	2,250	447,750	-	450,000

Contributed capital	-	-	-	-	28,995		28,995

Common stock issued for services	-	-	1,000,000	1,000	9,000	-	10,000

Net loss for the period March 21, 2014 (Inception) to December 31, 2014	-	-	-	-	-	(152,909)	(152,909)

Balance, December 31, 2014	-	$-	46,255,000	$46,255	$485,745	$(152,909)	$379,091

Recapitalization	-	-	1,886,612	1,887	21,351	-	23,238

Common stock issued for services	-	-	2,050,000	2,050	407,950	-	410,000

Common stock and warrants issued for cash, net of derivative liability	-	-	3,080,000	3,080	283,212	-	286,292

Common stock issued for acquisition	-	-	1,750,000	1,750	348,250	-	350,000

Net loss for the period ended September 30, 2015						(1,190,308)	(1,190,308)

Balance, September 30, 2015	-	$-	55,021,612	$55,022	$1,546,508	$(1,343,217)	$258,313

See accompanying notes to the condensed consolidated financial statements

Grow Solutions Holdings, Inc.

(Formerly known as Lightouch Vein & Laser, Inc.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Period from March 21, 2014 (Inception) through
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,190,308)	$(20,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,115	-
Accretion of debt issuance costs	1,382
Accretion of debt discount	10,706	-
Recapitalization	46,150
Share-based compensation	410,000	10,000
Change in fair value of derivative liabilities	136,298	-
Changes in operating assets and liabilities:
Accounts receivable	(40,289)	-
Inventory	(27,301)	-
Accounts payable and accrued expenses	(48,761)	-
Net Cash Used In Operating Activities	(701,008)	(10,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for business acquisition	(178,711)	(25,000)
Cash paid for machinery and equipment	(14,602)	-
Net Cash Used In Investing Activities	(193,313)	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	616,000	70,500
Proceeds from issuance of convertible note	120,000	-
Cash paid for debt issuance costs	(15,000)	-
Net Cash Provided By Financing Activities	721,000	70,500

Net Increase in Cash	(173,321)	35,430

Cash - Beginning of Period	452,275	-

Cash - End of Period	$278,954	$35,430

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Recognition of derivative liability embedded in stock purchase warrant	$255,867	$-
Debt discount on convertible note	$116,238	$-
Stock issued for OneLove acquisition	$29,000	$-
Stock issued for Hygrow acquisition	$60,000	$-

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

The Company consolidated OneLove as of May 13, 2015, and the results of operations of the Company include that of OneLove from May 13, 2015 through September 30, 2015.  The Company recognized net revenues attributable to OneLove of $1,318,128 and recognized income of $162,072 during the period May 13, 2015 through September 30, 2015.

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

As per the Acquisition agreement, the Company has paid $10,000 of the $50,000 cash flow note and as of September 30, 2015, the balance of the cash flow note is $40,000.

Asset Purchase Agreement

On September 23, 2015 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “APA”) by and among One Love and D&B Industries, LLC, a Colorado limited liability company doing business as Hygrow. On the Closing Date, the Company purchased all of the assets, rights, properties, and business of Hygrow including certain debts of Hygrow (the “Assets”). Under the terms and conditions of the APA, and for full consideration of the transfer of such Assets to the Company on the Closing Date, the Company issued Hygrow three hundred thousand (300,000) shares of common stock of the Company and a payment to Hygrow in the amount of $5,200 in cash. Following the Closing Date the Company’s management assumed control of the management of Hygrow with the former managing members of Hygrow resigning upon closing of the APA.

The Company recorded the purchase of Hygrow using the acquisition method of accounting as specified in ASC 805 “Business Combinations.” This method of accounting requires the acquirer to (i) record purchase consideration issued to sellers in a business combination at fair value on the date control is obtained, (ii) determine the fair value of any non-controlling interest, and (iii) allocate the purchase consideration to all tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. Further, the Company commenced reporting the results of Hygrow on a consolidated basis with those of the Company effective upon the date of the acquisition.

The following table summarizes fair values of the net liabilities assumed and the allocation of the aggregate fair value of the purchase consideration, and net liabilities to assumed identifiable and unidentifiable intangible assets.

Purchase Consideration:
Common stock at fair market value	$60,000
Cash paid	5,200
Current liabilities assumed	47,918
Total Purchase Consideration	$113,118

The fair value allocation is based on management’s estimates:

Purchase Price Allocation
Cash	$15,194
Other assets	$5,213
Goodwill	$92,710
Current liabilities	$(47,918)

The Financing

Also during the period ended September 30, 2015, the Company completed a closing of a private placement offering (the “Offering”) of 2,705,000 Units, at a purchase price of $0.20 per Unit, each Unit consisting of 1 share of the Company’s common stock, and 1 stock purchase warrants. The warrants are exercisable at $0.40 per warrant into a share of the Company’s common stock and have a maturity of 3 years.

The aggregate gross proceeds from the closing were $541,000 (the Company recorded $332,570 for the fair value of the warrants as a derivative liability see Note 4).

Note 2 — Going Concern and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2015, the Company had a working capital of $336,380 and an accumulated deficit of $1,343,217.  The Company has a history net losses since inception. The Company believes that it has sufficient cash to fund its operations.  However, there is no assurance that the Company’s projections and estimates are accurate.  In the event that the Company does not receive anticipated proceeds operations and financings, it is possible that the Company would not have sufficient resources to continue as a going concern for the next year. In order to mitigate these risks, the Company is actively managing and controlling the Company’s cash outflows. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, One Love Garden Supply LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2015 and December 31, 2015, the Company had cash and cash equivalents of $278,954 and $452,275, respectively. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits.

Inventory

Inventory is stated at lower of cost or market using the first-in, first-out (FIFO) valuation method. Inventory was comprised of finished goods at September 30, 2015.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended September 30, 2015 and 2014, the nine months ended September 30, 2015 and the period March 21, 2014 (Inception) through September 30, 2014 presented in these condensed consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Warrants	4,955,000	-
Totals	4,955,000	-

Subsequent events

The Company has evaluated events that occurred subsequent to September 30, 2015 and through the date the financial statements were issued.

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

Note 5 — Convertible note

On September 2, 2015, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $120,000. The note accrues interest at 12% per annum maturing on July 2, 2016. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 20 day trading period ending on the latest and complete trading day prior to the conversion.

Derivative Analysis

Because the conversion feature included in the convertible note payable has full reset adjustments tied to future issuances of equity securities by the Company, it is subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”).

Generally accepted accounting principles require that:

a.	Derivative financial instruments be recorded at their fair value on the date of issuance and then adjusted to fair value at each subsequent balance sheet date with any change in fair value reported in the statement of operations; and

b.	The classification of derivative financial instruments be reassessed as of each balance sheet date and, if appropriate, be reclassified as a result of events during the reporting period then ended.

Upon issuance of the note, a debt discount was recorded and any difference in comparison to the face value of the note, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense.  The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $105,532 as of September 30, 2015.

The fair value of the embedded conversion feature was estimated using the Black-Scholes option-pricing model. See Note 6 for the estimates and assumptions used.

Note 6 — Derivative Liabilities

In connection with the private placement transactions during the period ended September 30, 2015, the Company issued 4,955,000 warrants, to purchase common stock with an exercise price of $0.40 and a three year term. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the warrants as a derivative liability.

In connection with the issuance of a convertible note as discussed above in Note 5, the Company evaluated the note agreement to determine if the agreement contained any embedded components that would qualify the agreement as a derivative. The Company identified certain put features embedded in the convertible note agreement that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the conversion feature as a derivative liability.

Level 3 Financial Liabilities – Derivative convertible note and warrant liabilities

The following are the major categories of assets and liabilities that were measured at fair value during the nine months ended September 30, 2015, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Quoted Prices In Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2015

Embedded conversion feature	$--	$--	$471,660	$471,660
Warrant liability	--	--	113,446	113,446
September 30, 2015	$--	$--	$585,106	$585,106

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended September 30, 2015.

	Warrant Liability	Embedded Conversion Feature	Total
Balance - December 31, 2014	$-	$-	$-
Change in fair value of derivative liability	139,090	(2,792)	136,298
Issuance of derivative warrant liabilities	332,570	-	332,570
Included in debt discount	-	116,238	116,238
Balance – September 30, 2015	$471,660	$113,446	$585,106

The fair value of the derivative feature of the convertible notes and warrants on the issuance dates and at the balance sheet date were calculated using an option model valued with the following weighted average assumptions:

September 30, 2015
Risk free interest rate	0.33% - 1.01%
Dividend yield	0.00%
Expected volatility	113% - 114%
Remaining term	0.83 – 3.00 years

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

During the three and nine months ended September 30, 2015, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $49,259 and a loss of $136,298, respectively, relating to the change in fair value.

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

Common Stock

During the nine months ended September 30, 2015, the Company issued 1,500,000 shares of common stock to 6 consultants for services rendered. The issuances were recorded at fair value ($0.20 per share) and the Company recognized $300,000 in stock based compensation charges.

On August 3, 2015, the Company issued four members of the Board of Directors an aggregate of 600,000 shares of the Company’s common stock. The issuances were recorded at fair value ($0.20 per share) and the Company recognized $110,000 in stock based compensation charges.

Also during the period ended September 30, 2015, the Company completed a closing of a private placement offering (the “Offering”) of 2,705,000 Units, at a purchase price of $0.20 per Unit, each Unit consisting of 1 share of the Company’s common stock, and 1 stock purchase warrants. The warrants are exercisable at $0.40 per warrant into a share of the Company’s common stock and have a maturity of 3 years.

The aggregate gross proceeds from the closing were $541,000 (the Company recorded $332,570 for the fair value of the warrants as a derivative liability see Note 4).

As a result of the OneLove Acquisition and the Hygrow Acquisition, the Company issued 1,450,000 and 300,000 shares of common stock, respectively, to consummate the acquisition.

Warrants

The following is a summary of the Company’s warrant activity during the period from January 1, 2015 to September 30, 2015:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2015	2,250,000	$0.40
Exercisable – January 1, 2015	2,250,000	$0.40
Granted	2,705,000	$0.40
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – September 30, 2015	4,955,000	$0.40
Exercisable – September 30, 2015	4,955,000	$0.40

As of September 30, 2015 and December, 31, 2014, the total intrinsic value of options outstanding and exercisable was $0.

Note 7 — Related Party Transactions

As per the Acquisition agreement, fully described in Note 1, the Company has paid $10,000 of the $50,000 cash flow note and as of September 30, 2015, the balance of the cash flow note is $40,000, payable to a related party.

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

Operating Lease

The Company assumed the OneLove lease for storefront property in Colorado, which in November 2012, OneLove extended to an additional three years to run from May 1, 2013 through April 30, 2016. The lease requires base annual rent of $60,000 and the Company’s pro-rata charges for operating expenses and taxes for the first year, with 3% increments thereafter.

Rent expense totaled $31,388 and $- for the nine months ended September 30, 2015 and 2014, respectively,

Future minimum lease payments under these non-cancelable operating leases are approximately as follows:

Year Ending December 31,
2015 (remainder of year)	$15,000
2016	20,000
Total	$35,000

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of September 30, 2015.

Note 9 — Subsequent Events

F-15

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

Business Overview

Grow Solutions Holdings, Inc. is a corporation incorporated under the laws of the State of Nevada (the “Company”). The focus of the Company is to provide comprehensive services within the legal cannabis industry to those growing, processing and dispensing legal cannabis and legal cannabis related products.

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

Results of Operations

For the Three Months ended September 30, 2015 and 2014

The following table sets forth the summary statements of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015	September 30, 2014

Net Sales	$993,077	$-
Gross profit	$287,314	$-
Selling, general and administrative expenses	$(539,516)	$(18,085)
Other income (expense)	$27,701	$-
Net loss	$(224,501)	$(18,085)

Net sales

Net sales increased to $993,077 during the three months ended September 30, 2015, from $0 during the three months ended September 30, 2014. The increase in net sales is primarily related to the Company executing on their expansion strategy and completing the acquisition of One Love in May 2015.

Gross Profit

The gross profit was $287,314 and $0 for the three months ended September 30, 2015 and 2014, respectively. This increase is due to the acquisition of One Love during in May 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2015 and 2014 were $539,516 and $18,085, respectively. Selling, general and administrative expenses consisted primarily of professional fees incurred in connection with a private placement of equity securities and reverse merger. In addition, the Company incurred payroll expenses during the three months ended September 30, 2015 due to the operations of One Love.

Other income (expense)

Other income (expense) for the three months ended September 30, 2015 and 2014 was 27,701 and $0, respectively, and consisted primarily of the change in fair value of the derivative liabilities of $39,259 and interest expense of $(12,290) in relation to the amortization of the debt discount on the convertible note.

Net Loss

As a result of the foregoing factors, the net loss for the three months ended September 30, 2015 and 2014, was $224,501 and $18,085, respectively.

For the Nine Months ended September 30, 2015 and the Period March 21, 2014 (Inception) through September 30, 2014

The following table sets forth the summary statements of operations for the nine months ended September 30, 2015 and the Period March 21, 2014 (Inception) through September 30, 2014:

	Nine Months Ended	For the Period March 21, 2014 (Inception) through
	September 30, 2015	September 30, 2014

Net Sales	$1,318,128	$-
Gross profit	$347,454	$-
Selling, general and administrative expenses	$(1,389,906)	$(20,070)
Other income (expense)	$(147,856)	$-
Net loss	$(1,190,308)	$(20,070)

Net sales

Net sales increased to $1,318,128 during the nine months ended September 30, 2015, from $0 during the period March 21, 2014 (Inception) through September 30, 2014. The increase in net sales is primarily related to the Company executing on their expansion strategy and completing the acquisition of One Love in May 2015.

Gross Profit

The gross profit was $347,454 for the nine months ended September 30, 2015 and $0 for the period March 21, 2014 (Inception) through September 30, 2014. This increase is due to the acquisition of One Love during the nine months ended September 30, 3015.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2015 and the period March 21, 2014 (Inception) through September 30, 2014 were $1,389,906 and $20,070, respectively. Selling, general and administrative expenses consisted primarily of professional fees incurred in connection with a private placement of equity securities and reverse merger. In addition, the Company incurred payroll expenses during the nine months ended September 30, 2015 due to the operations of One Love.

Other income (expense)

Other income (expense) for the nine months ended September 30, 2015 and for the period March 21, 2014 (Inception) through September 30, 2014 was $(147,856) and $0, respectively, and consisted primarily of the change in fair value of the derivative liabilities of $(136,298).

Net Loss

As a result of the foregoing factors, the net loss for the nine months ended September 30, 2015 and the period March 21, 2014 (Inception) through September 30, 2014, was $1,190,308 and $20,070, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2015 compared to December 31, 2014:

	Period Ended
	September 30, 2015	December 31, 2014	Increase/ (Decrease)

Current Assets	$709,864	$472,325	$237,539
Current Liabilities	$393,484	$93,234	$300,250
Working Capital	$316,380	$379,091	$(62,711)

As of September 30, 2015, we had working capital of $316,380 as compared to working capital of $379,091 as of December 31, 2014, a decrease of $62,711. The decrease in working capital is primarily attributable to a decrease in cash and increases in accounts payable and accrued expenses and a balance due to a related party. These changes were offset by increases in accounts receivable and inventories.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2015 was $701,008 compared to $10,070 used in operations for the period March 21, 2014 (inception) through September 30, 2014. This change is primarily attributable to the net loss for the current nine month period offset by non-cash stock-based compensation, change in fair value of derivative liabilities, recapitalization, and accretion of debt discount of $410,000, $136,298, $46,150 and $10,706, respectively. These increases were offset by changes in accounts receivable, inventory and accounts payable of $40,289, $27,301 and $48,761, respectively.

Net cash used in investing activities during the nine months ended September 30, 2015 was $193,313. The Company utilized net cash of $178,711 to complete the acquisitions of One Love and Hygrow during the period. In addition, the Company paid $14,602 for the purchase of machinery and equipment during the nine months ended September 30, 2015. Net cash used in investing activities for the period from March 21, 2014 (inception) to September 30, 2014 was $25,000 paid for a business acquisition.

Net cash provided from financing activities during the nine months ended September 30, 2015 was $721,000. During the nine months ended September 30, 2015, we received proceeds of $616,000 from the issuance of common stock in a private placement offering under Section 4(a)(2) of the Securities Act. In addition we received proceeds of $120,000 from a convertible note issued to a third party lender and paid $15,000 in debt issuance costs related to the note. During the period from March 21, 2014 to September 30, 2014 we received proceeds of $70,500 from the issuance of common stock in a private placement.

Liquidity

At September 30, 2015, the Company had a cash balance of $278,954 and for the nine months ended September 30, 2015, the Company had a net loss of $1,190,308. The Company believes it has sufficient cash on hand to meet its operating needs through the next 12 months.

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

Debt and Equity Financing

On September 2, 2015 (the “Effective Date”), Grow Solutions Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $120,000.00 (the “Principal Amount”). Pursuant to the Transaction Documents, on or about September 3, 2015 the Company received $120,000 in funding from the Investor (the “Closing Date”). The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

The Note shall mature on June 2, 2016 (the “Maturity Date”) and shall accrue interest at an annual rate equal to 12%. The Principal Amount and interest shall be paid on the Maturity Date (or sooner as provided in the Note), in cash or, in shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”). In accordance with the terms of the Note, the Investor shall be entitled to convert a portion or all of the Principal Amount and interest due and outstanding under the Note into shares of Common Stock equal to 48% of the average of the lowest three (3) trading prices during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date.

Additionally, on September 8, 2015, the Company sold 425,000 units, at a purchase price of $0.20 per unit to one investor (the “Subscription”). Each unit consisting of one share of the Company’s common stock, and one common stock purchase warrant. The warrants are exercisable at $0.40 per warrant into a share of the Company’s common stock and have a maturity of three years. The aggregate gross proceeds from the Subscription was $85,000.

Hygrow Asset Purchase

Effective September 23, 2015 (the “Closing Date”), Grow Solutions Holdings, Inc., a Nevada corporation (the “Company”) entered into an Asset Purchase Agreement (the “APA”) by and among One Love Garden Supply LLC, a Colorado limited liability company and a wholly owned subsidiary of the Company (“Buyer”), and D&B Industries, LLC, a Colorado limited liability company doing business as Hygrow (“Seller”). On the Closing Date, the Buyer purchased and the Seller sold all of the assets, rights, properties, and business of the Seller including certain debts of the Seller (the “Assets”). Under the terms and conditions of the APA, and for full consideration of the transfer of such Assets to the Buyer on the Closing Date, Buyer issued to Seller three hundred thousand (300,000) shares of common stock of the Company and a payment from Buyer to Seller in the amount of $5,200 in cash (the “Consideration”). Following the Closing Date, the Assets were acquired by the Buyer and the Company’s management assumed control of the management of the Seller with the former managing members of the Seller resigning from the Seller upon closing of the APA. All references to the APA do not purport to be complete and are qualified in their entirety by the text of Exhibit 10.1 hereto.

Off-Balance Sheet Arrangements

As of September 30, 2015, the Company had no off-balance sheet arrangements.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company's cash position may not be sufficient to support the Company's daily operations which raises substantial doubt about the Company’s ability to continue as a going concern. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair value measurements are categorized using a valuation hierarchy for disclosure of the inputs used to measure fair value, which prioritize the inputs into three broad levels:

●	Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date, and include those financial instruments that are valued using models or other valuation methodologies.

●	Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

On September 2, 2015 (the “Effective Date”), the Company, entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $120,000.00 (the “Principal Amount”). In accordance with the terms of the Note, the Investor shall be entitled to convert a portion or all of the Principal Amount and interest due and outstanding under the Note into shares of common stock equal to 48% of the average of the lowest three (3) trading prices during the twenty (20) trading day period ending on the latest complete trading day prior to the conversion date. Pursuant to the Transaction Documents, on or about September 3, 2015 the Company received $120,000 in funding from the Investor (the “Closing Date”).

Additionally, on September 8, 2015, the Company sold 425,000 units, at a purchase price of $0.20 per unit to one investor (the “Subscription”). Each unit consisting of one share of the Company’s common stock, and one common stock purchase warrant. The warrants are exercisable at $0.40 per warrant into a share of the Company’s common stock and have a maturity of three years. The aggregate gross proceeds from the Subscription was $85,000.

On September 23, 2015, the Company issued three hundred thousand (300,000) shares of common stock of the Company to D&B Industries, LLC, a Colorado limited liability company doing business as Hygrow, as consideration for all of its assets, rights, properties, and business, including certain debts of D&B Industries, LLC.

These securities were not registered under the Securities Act, but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the Investors had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

Other than as disclosed above, there were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2015, other than those previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Asset Purchase Agreement dated September 23, 2015*

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROW SOLUTIONS HOLDINGS, INC.

Date: November 16, 2015	By:	/s/ Jeffrey Beverly
	Name:	Jeffrey Beverly
	Title:	President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

