Form 10-K
period 2015-12-31
GROW SOLUTIONS HOLDINGS, INC.
filed 2016-03-30
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-29301

GROW SOLUTIONS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0575118
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

535 5th Avenue, 24th Floor

New York, NY 10017

(Address of principal executive offices)

(646) 863-6341

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2015, was $56,038,609. As of March 30, 2016, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 46,459,545.

Documents Incorporated By Reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

●	the availability and adequacy of our cash flow to meet our requirements;

●	economic, competitive, demographic, business and other conditions in our local and regional markets;

●	changes or developments in laws, regulations or taxes in the legal cannabis industries;

●	actions taken or not taken by third-parties, including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	competition in the legal cannabis industry;

●	changes in our business and growth strategy (including our acquisition strategy), capital improvements or development plans;

●	the availability of additional capital to support capital improvements and development; and

●	other factors discussed under the section entitled “Risk Factors” or elsewhere in this annual report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

Item 1. Business.

As used in this annual report, “we”, “us”, “our”, “Grow Solutions”, “Company” or “our company” refers to Grow Solutions Holdings, Inc.

Overview

Legalization of recreational marijuana initially in Colorado and Washington and the growing number of jurisdictions with medical marijuana laws spawned a new industry in America in 2014. Under Voter approved Amendment 64, the State of Colorado became the first state to legalize the use of recreational marijuana. Colorado residents, who are at least 21 years of age with photo identification, may legally purchase as much as one ounce of marijuana in a single transaction. Non-Colorado residents, bearing the same identification, may purchase as much as one-quarter ounce. Marijuana cannot be consumed in any public space, including the shops where it was purchased. In 2015, Oregon, Alaska and the District of Columbia legalized marijuana for recreational use; however, sales currently remain banned in the District of Columbia. Additionally, 23 states have legalized marijuana for medical purposes.

Grow Solutions Holdings, Inc. provides products and services to the regulated legal cannabis industry. At this time, the Company currently focuses its operations in the following areas:

Retail Grow Stores and Distribution

Our business model is based on the aggressive consolidation of what we believe to be the “best of breed” operations for the retail sale and distribution of indoor and outdoor garden supplies and grow equipment, including for the legal growing of cannabis, throughout the United States, and eventually world-wide, through aggressive acquisition and consolidation of smaller businesses and organic growth of the existing business. Our growth strategy and continued success depends largely on our ability to (i) properly service our customers; (ii) acquire cash flowing, profitable companies; (iii) successfully integrate our acquisitions and eliminate operational inefficiencies; (iv) increase sales; and (v) establish and sell branded growing mediums and nutrients.

We plan to leverage our strengths in industry knowledge and operational experience to identify and systematically integrate a network of standalone retail grow stores. The Company’s management believes retail grow stores in the legal cannabis industry are ripe for successful consolidation. We have experience in the legal cannabis industry and we have developed a strategic plan for identifying potential acquisition targets. Management of the Company is recognized in the industry, which we believe will enable the Company to efficiently identify, negotiate and close acquisitions. We believe the consolidation of these companies will allow the consolidated group to achieve significant savings throughout the value chain due to synergies and economies of scale.

As a larger entity, we believe we will be able to access growth capital more easily than we would be as a single, early stage company, and we project that the synergy of multiple business units leveraging shared marketing and sales functions will further increase revenue and accelerate growth, while simultaneously reducing the cost of customer acquisition. We believe this will allow the collective group to attain an improved market share more quickly and allow capital investors to invest in a larger pool of business units, representing a greater opportunity to further seize market share.

One Love Garden Supply LLC

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

One Love Garden Supply LLC located in Boulder, Colorado provides indoor and outdoor gardening supplies for all gardening needs. OneLove was started by two veteran gardeners who are experts in designing productive grow rooms. The business started in 2010 and has grown to be one of Colorado's trusted sources for accurate and effective answers to grower’s questions. OneLove has one of the largest selection of quality plant nutrients in the Boulder, Colorado area. OneLove also carries “in store” extensive grow room building supplies and indoor gardening equipment. Additionally, OneLove provides a full time grow room design consultant available to its customers at no cost.

The staff at OneLove focuses on indoor and outdoor gardening and is available to consult for all gardening needs including:

●	Teaching beginning gardeners what we believe is the most important basics necessary to succeed, we design simple user friendly systems for new gardeners that we believe will outperform many “advanced gardeners” gardens, crop after crop.

●	Teaching the intermediate gardener ways to systemize and simplify their gardening tasks, cutting back on work time, providing consistency for your plants, automation of your environment, and how to set up environmental safety features in the event you have equipment failures that will result in crop failure, poor quality, and low yields.

●	Talking with expert gardeners about their style of growing, type of system in place, products used, room design, and environmental control and manipulation. By doing this we can help the professional maximize efficiency and yield by streamlining consumable product, equipment and utility costs to maximize efficiency and yield.

At this time, OneLove is planning to build a new six thousand square foot building, increasing the size of our demo rooms, making the shop flow better, and improving our customers overall shopping experience.

Real Estate Leasing

We plan for our real estate business to primarily include the acquisition and leasing of cultivation space and related facilities to agricultural retail stores, licensed marijuana growers and dispensary owners for their operations. We expect these facilities will range in size from 3,000 to 35,000 square feet. These facilities will only be leased to tenants that possess the requisite state licenses to operate cultivation facilities. We plan for the leases with the tenants to provide certain requirements that permit the Company to continually evaluate its tenants’ compliance with applicable laws and regulations.

We have identified properties that are currently under review for purchase and leaseback to licensed legal cannabis cultivators in Colorado. These projects include the purchase and leaseback of existing, currently operating facilities, as well as proposed new construction projects. We can provide no assurance that we will be able to complete any of these transactions.

Additionally, we plan to acquire commercial real estate and lease office space to non-regulated participants in the legal cannabis industry. These participants include media, internet, packaging, lighting, cultivation supplies, and financial services. In exchange for certain services that may be provided to these tenants, we expect to receive rental income in the form of cash. In certain cases, we may acquire equity interests or provide debt capital to these non-regulated businesses.

Job Posting Platform

On June 29, 2015, the Company and Jasper Group Holdings, Inc. entered into a Joint Marketing Agreement (the “Joint Marketing Agreement”) to provide services related to website creation for a legal cannabis job posting platform. We plan for the website to include an employee leasing program and allow employers, recruiters and potential employees to communicate through its platform for a fee. All potential employees will be screened with background checks by independent third parties and provided the necessary applications and related materials for individuals to become licensed in the legal cannabis industry on a state by state basis. In accordance with the terms of the Joint Marketing Agreement, Jasper Group Holdings, Inc. shall invest all funds necessary to form the website. At this time, the website has been initiated and is still under construction.

Consulting and Advisory

The Company delivers comprehensive consulting services that includes design and construction to approved and licensed legal cannabis operators, as well as assistance with licensure and related applications for potential legal cannabis operators.  The Company’s business plan is based on the future growth of the regulated legal cannabis market in the United States. The Company will provide general advisory services for business development, facilities design and construction, cultivation and retail operations, marketing and the improvement and expansion of existing operations.

Marketing

Our marketing approach is focused on working with industry participants to create awareness of the services and products we provide. Word-of-mouth has proven to be our most valuable form of marketing.

Competition

All of the Company’s planned retail and online distribution channels will compete for customers and sales with many different companies and products that are competitive today and likely to be even more competitive in the future. Accordingly, we believe it is essential that the Company and its verticals continue to develop, improve, and refine the value propositions that are offered to its customers.

Competition in the legal cannabis industry is significant, as competing companies and retail grow stores continually open. With regard to competition in the California, Colorado and Washington market, there are numerous retail indoor and outdoor gardening stores that we believe will compete with the Company for business.

The Company’s size relative to its competition is difficult to gauge as most of our competition is privately held and does not publicly report their earnings. We do know of several competitors who own and operate more retail indoor and outdoor gardening stores than we currently do, but they are privately held and, therefore, we are unable to determine their size in terms of annual revenue.

We also face competition from other public companies that offer equipment and expendables. Moreover, as the negative stigma associated with some types of urban gardening such as legal cannabis plants diminishes, it is very possible that other better capitalized public and private companies may enter the market and may effectively challenge the value proposition offered by the Company. These competitors may be able to attract customers more easily because of their financial resources. Our larger competitors can also devote substantially more resources to business development and may adopt more aggressive pricing policies. We plan to compete on the strength of our multiple business verticals, product offerings, and management.

While our management believes that we have the opportunity to be successful in the legal cannabis industry, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to maintain significant levels of revenues, or recognize net income, from the sale of our products and services.

Intellectual Property

We do not currently hold the rights to any intellectual property.

Regulations

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse.  The Department of Justice defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”  If the federal government decides to enforce the Controlled Substances Act in the states which have legalized marijuana for recreational or medical use, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

As of April 30, 2015, 23 states and the District of Columbia allow their citizens to use medical marijuana.  Additionally, cannabis has been legalized for recreational use in Washington D.C., Oregon, Washington, Colorado and Alaska.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of such federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of such current federal laws could cause significant financial damage to the Company and its shareholders.  While the Company does not intend to harvest, distribute or sell cannabis, the Company may be irreparably harmed by a change in enforcement by the federal or state governments or the enactment of new and more restrictive laws.

Employees

As of March 30, 2016, the Company has 15 full time employees and 5 part time employees.

Facilities

Our principal office is located at 535 5th Avenue, 24th Floor, New York, NY 10017. Our retail location and wholly owned subsidiary One Love Garden Supply LLC is located at 3620 Walnut Street, Boulder, Colorado 80301.

Litigation

There are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

Where You Can Find More Information

We are subject to the reporting obligations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These obligations include filing an annual report under cover of Form 10-K, with audited financial statements, unaudited quarterly reports on Form 10-Q and the requisite proxy statements with regard to annual stockholder meetings. The public may read and copy any materials the Company files with the Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

RISKS RELATED TO OUR COMPANY AND OUR INDUSTRY

WE ARE A DEVELOPING BUSINESS AND CAN MAKE NO ASSURANCES THAT WE WILL BE PROFITABLE.

We are a developing business and there can be no assurance at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

●	changes in the laws of federal and state governments;

●	our ability to raise capital as and when we need it;

●	our ability to continue to develop and extend our brand identity;

●	our ability to anticipate and adapt to a competitive market;

●	our ability to effectively manage expanding operations;

●	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure;

●	our ability to deliver and maintain high quality products and services;

●	our dependence upon key personnel; and

●	our dependence upon the performance of associated businesses and third parties with whom we may conduct business with or invest.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected.

WE HAVE A LIMITED OPERATING HISTORY AND OPERATE IN A NEW INDUSTRY, AND WE MAY NOT SUCCEED.

We have a limited operating history and may not succeed. We are subject to all risks inherent in a developing business enterprise. Our likelihood of continued success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in the competitive and regulatory environment in which we operate. For example, the recreational and medical marijuana industry is a new industry that as a whole may not succeed, particularly should the federal government change course and decide to prosecute those dealing in medical and recreational marijuana under federal law. If that happens there may not be an adequate market for our products. As a new industry, there are not established entities whose business model we can follow or build on the success of. Similarly, there is limited information about comparable companies available for potential investors to review in making a decision about whether to invest in the Company. Further, as the medical and recreational marijuana industry is a new market it is ripe for technological advancements that could limit or eliminate the need for our services and products.

You should further consider, among other factors, the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, problems, and technical difficulties may occur and they may result in material delays in the operation of our business, in particular with respect to our services and products. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our capital stock to the point investors may lose their entire investment.

THE COMPANY’S FAILURE TO COMPLY WITH THE OBLIGATIONS SET FORTH IN THE AGREEMENTS ENTERED INTO WITH TCA GLOBAL CREDIT MASTER FUND, LP MAY RESULT IN THE FORECLOSURE OF THE COMPANY’S OR ITS SUBSIDIARIES’ PLEDGED ASSETS AND OTHER ADVERSE CONSEQUENCES.

Effective December 7, 2015, Grow Solutions Holdings, Inc. (the “Company”) closed a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, Grow Solutions, Inc. and One Love Garden Supply LLC as joint and several guarantors (such guarantors, collectively, the “Subsidiaries” and together with the Company, the “Borrowers”) and TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership, as lender (“TCA”). Pursuant to the Credit Agreement, TCA agreed to loan the Company up to a maximum of $3,000,000 for the Company’s product division, construction and renovation of two stores, and inventory. An initial amount of $950,000 was funded by TCA at the closing of the Credit Agreement.  Any increase in the amount extended to the Borrowers shall be at the discretion of TCA.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of TCA, as evidenced by a Security Agreement by and between the Company and TCA (the “Company Security Agreement”) and a first position security interest in substantially all of the Subsidiaries’ assets in favor of TCA, as evidenced by a Security Agreement by and among the Subsidiaries and TCA (the “Subsidiaries Security Agreement” and, together with the Company Security Agreement, the “Security Agreements”).  The Revolving Note is in the original principal amount of $950,000, is due and payable, along with interest thereon, on June 7, 2017 (the “Maturity Date”), and bears interest at the rate of 18% per annum, with the first four months of payments by the Company under the Revolving Note being interest only. Upon the occurrence of an Event of Default (as defined in the Credit Agreement) the interest rate shall increase to the Default Rate (as defined in the Credit Agreement). The payments under the Revolving Note are amortized over 18 months.

Only upon the occurrence of an Event of Default or mutual agreement between TCA and the Company, at the sole option of TCA, TCA may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Revolving Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to TCA not being able to beneficially own more than 4.99% of the Company’s outstanding common stock upon any conversion.

As further consideration for TCA entering into and structuring the Credit Agreement, the Company shall pay to TCA an advisory fee by issuing shares of restricted common stock of the Company (the “Advisory Fee Shares”) equal to $325,000 (the “Advisory Fee”). In the event that the Company pays TCA all of the outstanding obligations due under the Credit Agreement on or before June 7, 2015, the Advisory Fee shall be reduced to $292,500. Additionally, as long as there is (i) no Event of Default (ii) no occurrence of any other event that would cause an Event of Default, and (iii) the Company makes timely Advisory Fee Payments (as defined below), TCA agrees that it will not sell any Advisory Fee Shares in the Principal Trading Market (as defined in the Credit Agreement) prior to the Maturity Date, in exchange for monthly cash payments by the Company beginning on July 4, 2016 and ending on the Maturity Date as set forth in the Credit Agreement, which shall be credited and applied towards the repayment of the Advisory Fee (the “Advisory Fee Payments”). In the event that TCA shall sell the Advisory Fee Shares, as long as there is no Event of Default, TCA shall not, during any given calendar week, sell Advisory Fee Shares in excess of 25% of the average weekly volume of the common stock of the Company on the Principal Trading Market over the immediately preceding calendar week, as reported by Bloomberg.

As additional security, the Company pledged its ownership interests in the Subsidiaries, pursuant to a Stock Pledge and Escrow Agreement entered into as of December 7, 2015 (the “Pledge Agreement”).

The Company’s failure to comply with the obligations in the Credit Agreement, Revolving Note, Security Agreements and Pledge Agreement or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse consequences.

OUR CONTINUED SUCCESS IS DEPENDENT ON ADDITIONAL STATES LEGALIZING MEDICAL AND RECREATIONAL MARIJUANA.

Continued development of the medical and recreational marijuana market is dependent upon continued legislative authorization of marijuana at the state level. Any number of factors could slow or halt the progress. Further, progress, while encouraging, is not assured and the process normally encounters set-backs before achieving success. While there may be ample public support for legislative proposal, key support must be created in the legislative committee or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress and adoption of marijuana for recreational and medical purposes, which would limit the market for our products and negatively impact our business and revenues.

THE ALTERNATIVE MEDICINE INDUSTRY FACES STRONG OPPOSITION WHICH MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS OPERATIONS.

It is believed by many that well-funded, significant businesses may have a strong economic opposition to the medical marijuana industry as currently formed. We believe that the pharmaceutical industry does not want to cede control of any compound that could become a strong selling drug. For example, medical marijuana will likely adversely impact the existing market for Marinol, the current “marijuana pill” sold by mainstream pharmaceutical companies. Further, the medical marijuana industry could face a material threat from the pharmaceutical industry should marijuana displace other drugs or simply encroach upon the pharmaceutical industry’s market share for compounds such as marijuana and its component parts. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical industry makes in halting or rolling back the medical marijuana movement could have a detrimental impact on the market for our products and thus on our business, operations and financial condition.

MARIJUANA REMAINS ILLEGAL UNDER FEDERAL LAW. EVEN IN THOSE JURISDICTIONS IN WHICH THE USE OF MEDICAL MARIJUANA HAS BEEN LEGALIZED AT THE STATE LEVEL, ITS USE AND PRESCRIPTION ARE VIOLATIONS OF FEDERAL LAW WHICH MAY DISRUPT THE ON GOING BUSINESS OF THE COMPANY.

Although we do not sell marijuana or have any operations that directly work with the marijuana plant, we may be deemed to assist in facilitating the selling or distribution of marijuana in violation of the federal Controlled Substances Act. Marijuana remains illegal under federal law. It is a schedule-I controlled substance. Even in those jurisdictions in which the use of medical and recreational marijuana have been legalized at the state level, its prescription and sale is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical and recreational purposes. Therefore, federal law criminalizing the use of marijuana trumps state laws that legalize its use for medicinal and recreational purposes. At this time, the states are standing against the federal government, maintaining existing laws and passing new ones in this area. This may be because the Obama administration has made a policy decision to allow states to implement these laws and not prosecute anyone operating in accordance with applicable state law. However, we face another presidential election cycle in 2016, and a new administration could introduce a less favorable policy. A change in the federal attitude towards enforcement could cripple the industry. The legal cannabis industry is our target market, and if this industry is unable to operate, we would lose the majority of our potential clients, which would have a negative impact on our business, operations and financial condition.

THE COMPANY MAY HAVE DIFFICULTY ACCESSING THE SERVICE OF BANKS, WHICH MAY MAKE IT DIFFICULT TO CONDUCT OUR BUSINESS OPERATIONS.

As discussed above, the use of marijuana is illegal under federal law. Therefore, there is a compelling argument that banks cannot accept for deposit funds from the legal cannabis industry and therefore cannot do business with the Company. While U.S. Rep. Jared Polis (D-CO) has stated he will seek an amendment to banking regulations and laws in order to allow banks to transact business with state-authorized medical and recreational marijuana businesses, there can be no assurance his legislation will be successful, that banks will decide to do business with medical marijuana and recreational marijuana industry participants, or that in the absence of legislation state and federal banking regulators will not strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law. The potential inability of the Company to open accounts and otherwise use the service of banks may have a material adverse effect on our business operations.

The Company has no current plans and has no current need to seek bankruptcy protection. However, in the event the Company ever needs to seek bankruptcy protection, it may have difficulty accessing bankruptcy courts considering its involvement in the legal cannabis industry. In September 2014, the U.S. Bankruptcy Court in Denver, Colorado, in the matter of In re Frank Arenas and Sarah Arenas, 14-11406-HRT (Bankr. D. Co. 2014), denied bankruptcy protection to the individuals in the business of growing and storing marijuana in a commercial building in Denver, Colorado. Such building had been partially leased to a corporate entity that operated a marijuana dispensary. The U.S. Bankruptcy Court ruled that, although their activities were legal under Colorado law, they were violating the federal Controlled Substances Act. The U.S. Bankruptcy Court denied protection to the debtors under both bankruptcy liquidation and reorganization because marijuana is illegal under federal law. Therefore, even though the Company is not in the business of growing and storing marijuana, in the event the Company ever needs to seek protection under the bankruptcy laws, its involvement in the legal cannabis industry may prevent it from receiving such relief.

THE SUCCESS OF OUR NEW AND EXISTING PRODUCTS AND SERVICES IS UNCERTAIN.

We have committed, and expect to continue to commit, significant resources and capital to develop and market existing product and service enhancements and new products and services. These products and services are relatively untested, and we cannot assure you that we will achieve market acceptance for these products and services, or other new products and services that we may offer in the future. Moreover, these and other new products and services may be subject to significant competition with offerings by new and existing competitors in the legal cannabis industry. In addition, new products, services and enhancements may pose a variety of technical challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products, services or enhancements could seriously harm our business, financial condition and results of operations.

OUR BUSINESS IS DEPENDENT UPON CONTINUED MARKET ACCEPTANCE BY CONSUMERS.

We are substantially dependent on continued market acceptance of our products and services by consumers. Although we believe that the use of our products and services in the United States will gain consumer acceptance, we cannot predict the future growth rate and size of this market.

IF WE ARE ABLE TO EXPAND OUR OPERATIONS, WE MAY BE UNABLE TO SUCCESSFULLY MANAGE OUR FUTURE GROWTH.

If we are able to expand our operations in the United States and in other countries where we believe our products and services will be successful, as planned, we may experience periods of rapid growth, which will require additional resources. Any such growth could place increased strain on our management, operational, financial and other resources, and we will need to train, motivate, and manage employees, as well as attract management, sales, finance and accounting, international, technical, and other professionals. In addition, we will need to expand the scope of our infrastructure and our physical resources. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business and results of operations.

THE COMPANY COULD LOSE STRATEGIC RELATIONSHIPS THAT ARE ESSENTIAL TO ITS BUSINESS.

The loss of certain current strategic relationships, the inability to find other strategic partners or the failure of the Company’s existing relationships to achieve meaningful positive results could harm the Company’s business. The Company intends to rely in part on strategic relationships to help it (i) maximize adoption of the Company’s products through retail sales and distribution arrangements to enhance the Company’s brand, (ii) expand the range of commercial activities based on the Company’s technology, and (iii) increase the performance and utility of the Company’s products and services.

Many of these goals are beyond the Company’s expertise. The Company anticipates that the efforts of the Company’s strategic partners will become more important as the medical and recreational legal cannabis industry matures. In addition, the efforts of the Company’s strategic partners may be unsuccessful. Furthermore, these strategic relationships may be terminated before the Company realizes any benefit.

THE DEATH OF OUR FORMER CHIEF EXECUTIVE OFFICER AND DIRECTOR COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Our success has been dependent on the services of our former Chief Executive Officer, John M. Phelps, Jr. On January 11, 2015, Mr. Phelps passed away. On January 19, 2015, the board of directors appointed Mr. Jeffrey W. Beverly to succeed him as the President and Director of the Company. The death of Mr. Phelps could have a material adverse effect on our business.

WE DEPEND UPON KEY PERSONNEL, THE LOSS OF WHICH COULD SERIOUSLY HARM OUR BUSINESS.

Our operating performance is substantially dependent on the continued services of our executive officers and key employees, in particular, Mr. Jeffrey W. Beverly, our President and Director. We believe Mr. Beverly possesses valuable knowledge about and experience in the alternative medicine and recreational cannabis market, as well as a history of success in business management, and that his knowledge and relationships would be difficult to replicate. We have not entered into an employment agreement with Mr. Beverly and, although we are considering doing so, have not acquired key-person life insurance on such executive officer. The unexpected loss of the services of Mr. Beverly could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

THE COMPANY MAY BE UNABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE IN ITS INDUSTRY AND SUCH CHANGE MAY INCREASE COSTS AND COMPETITION THAT MAY ADVERSELY AFFECT ITS BUSINESS.

Rapidly changing technologies, frequent new product and service introductions and evolving industry standards characterize the Company’s market. The continued growth of the Internet and intense competition in the Company’s industry exacerbate these market characteristics. The Company’s future success will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of its products and services. The Company may experience difficulties that could delay or prevent the successful development, introduction or marketing of its products and services. In addition, any new enhancements must meet the requirements of its current and prospective users and must achieve significant market acceptance. The Company could also incur substantial costs if it needs to modify its products and services or infrastructures to adapt to these changes.

The Company also expects that new competitors may introduce products, systems or services that are directly or indirectly competitive with the Company. These competitors may succeed in developing, products, systems and services that have greater functionality or are less costly than the Company’s products, systems and services, and may be more successful in marketing such products, systems and services. Technological changes have lowered the cost of operating communications and computer systems and purchasing software. These changes reduce the Company’s cost of providing services but also facilitate increased competition by reducing competitors’ costs in providing similar services. This competition could increase price competition and reduce anticipated profit margins.

THE COMPANY’S INDUSTRY IS HIGHLY COMPETITIVE AND WE HAVE LESS CAPITAL AND RESOURCES THAN MANY OF OUR COMPETITORS, WHICH MAY GIVE THEM AN ADVANTAGE IN DEVELOPING AND MARKETING PRODUCTS SIMILAR TO OURS OR MAKE OUR PRODUCTS OBSOLETE.

We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

THE COMPANY’S SERVICES ARE NEW AND ITS INDUSTRY IS EVOLVING.

You should consider the Company’s prospects in light of the risks, uncertainties and difficulties frequently encountered by companies in their early stage of development, particularly companies in the rapidly evolving legal cannabis industry. To be successful in this industry, the Company must, among other things:

●	develop and introduce functional and attractive service offerings;

●	attract and maintain a large base of consumers;

●	increase awareness of the Company brand and develop consumer loyalty;

●	establish and maintain strategic relationships with distribution partners and service providers;

●	respond to competitive and technological developments;

●	build an operations structure to support the Company business; and

●	attract, retain and motivate qualified personnel.

The Company cannot guarantee that it will succeed in achieving these goals, and its failure to do so would have a material adverse effect on its business, prospects, financial condition and operating results.

Some of the Company’s products and services are new and are only in early stages of commercialization. The Company is not certain that these products and services will function as anticipated or be desirable to its intended market. Also, some of the Company’s products and services may have limited functionalities, which may limit their appeal to consumers and put the Company at a competitive disadvantage. If the Company’s current or future products and services fail to function properly or if the Company does not achieve or sustain market acceptance, it could lose customers or could be subject to claims which could have a material adverse effect on the Company business, financial condition and operating results.

As is typical in a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for the Company is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any. The Company cannot guarantee that a market for the Company will develop or that demand for Company services will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, the Company’s business, financial condition and operating results would be materially adversely affected.

THERE COULD BE UNIDENTIFIED RISKS INVOLVED WITH AN INVESTMENT IN OUR SECURITIES.

The foregoing risk factors are not a complete list or explanation of the risks involved with an investment in the securities. Additional risks will likely be experienced that are not presently foreseen by the Company. Prospective investors must not construe this the information provided herein as constituting investment, legal, tax or other professional advice. Before making any decision to invest in our securities, you should read this entire prospectus and consult with your own investment, legal, tax and other professional advisors. An investment in our securities is suitable only for investors who can assume the financial risks of an investment in the Company for an indefinite period of time and who can afford to lose their entire investment. The Company makes no representations or warranties of any kind with respect to the likelihood of the success or the business of the Company, the value of our securities, any financial returns that may be generated or any tax benefits or consequences that may result from an investment in the Company.

WHILE NO CURRENT LAWSUITS ARE FILED AGAINST THE COMPANY, THE POSSIBILITY EXISTS THAT A CLAIM OF SOME KIND MAY BE MADE IN THE FUTURE.

While no current lawsuits are filed against us, the possibility exists that a claim of some kind may be made in the future. While we will work to ensure high product and service quality and accuracy, no assurance can be given that some claims for damages will not arise. At this time we do not carry product liability insurance. We cannot make any assurances that we will obtain such product liability insurance, and if obtained, if such product liability insurance will completely cover any potential claims against the Company.

THE COMPANY’S FAILURE TO CONTINUE TO ATTRACT, TRAIN, OR RETAIN HIGHLY QUALIFIED PERSONNEL COULD HARM THE COMPANY’S BUSINESS.

The Company’s success also depends on the Company’s ability to attract, train, and retain qualified personnel, specifically those with management and product development skills. In particular, the Company must hire additional skilled personnel to further the Company’s research and development efforts. Competition for such personnel is intense. If the Company does not succeed in attracting new personnel or retaining and motivating the Company’s current personnel, the Company’s business could be harmed.

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TO PREVENT FRAUD. ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE FUTURE TRADING PRICE OF OUR COMMON STOCK.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

We currently have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Additionally, there is a lack of formal process and timeline for closing the books and records at the end of each reporting period and such weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

Because of the Company’s limited resources, there are limited controls over information processing. There is inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff. Currently, the Company is unable to hire additional staff to facilitate greater segregation of duties but will reassess its capabilities after completion of the Offering.

RISKS RELATED TO OUR COMMON STOCK

OUR SHARES OF COMMON STOCK HAVE LIMITED TRADING AND THERE CAN BE NO ASSURANCE THAT THERE WILL BE AN ACTIVE MARKET FOR OUR SHARES OF COMMON STOCK EITHER NOW OR IN THE FUTURE.

Our shares of common stock have limited trading, and the price if traded may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock or because we are involved in the legal cannabis industry, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

WE MAY BE SUBJECT TO PENNY STOCK RULES WHICH WILL MAKE THE SHARES OF OUR COMMON STOCK MORE DIFFICULT TO SELL.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker- dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

SHARES OF OUR CURRENTLY ISSUED AND OUTSTANDING STOCK MAY BECOME FREELY TRADABLE PURSUANT TO RULE 144 AND MAY DILUTE THE MARKET FOR YOUR SHARES AND HAVE A DEPRESSIVE EFFECT ON THE PRICE OF THE SHARES OF OUR COMMON STOCK.

A substantial majority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an Affiliate (as such term is defined in Rule 144(a)(1)) of an issuer who has held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate of the Company and who has satisfied a one- year holding period. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST BECAUSE OF THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK AND OUR PREFERRED STOCK.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 125,000,000 shares of capital stock consisting of 100,000,000 shares of common stock, par value $0.001 per share and 25,000,000 shares of blank check preferred stock, par value $0.001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are trading.

WE DO NOT EXPECT TO PAY DIVIDENDS AND INVESTORS SHOULD NOT BUY OUR COMMON STOCK EXPECTING TO RECEIVE DIVIDENDS.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, investors will only realize an economic gain on their investment in our common stock if the price appreciates. Investors should not purchase our common stock expecting to receive cash dividends. Because we do not pay dividends, and there may be limited trading, investors may not have any manner to liquidate or receive any payment on their investment. Therefore, our failure to pay dividends may cause investors to not see any return on investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds, which could affect our ability to expand our business operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

Our principal office is located at 535 5th Avenue, 24th Floor, New York, NY 10017. Our retail location and wholly owned subsidiary One Love Garden Supply LLC is located at 3620 Walnut Street, Boulder, Colorado 80301.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Our shares of common stock began trading under the symbol “LTVL” and are now trading on the OTCQB under the symbol “GRSO” since June 24, 2015.

The following table sets forth the high and low trade information for our common stock for each quarter during the past three fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price

March 31, 2012	$0.02	$0.01
June 30, 2012	$0.02	$0.01
September 30, 2012	$0.02	$0.01
December 31, 2012	$0.02	$0.01
March 31, 2013	$0.02	$0.01
June 30, 2013	$0.02	$0.01
September 30, 2013	$1.90	$0.26
December 31, 2013	$0.55	$0.26
March 31, 2014	$0.55	$0.26
June 30, 2014	$0.30	$0.26
September 30, 2014	$0.30	$0.26
December 31, 2014	$0.69	$0.26
March 31, 2015	$0.90	$0.90
June 30, 2015	$1.06	$1.06
September 30, 2015	$1.00	$1.00
December 31, 2015	$1.40	$1.40

(b) Holders

As of March 30, 2016, a total of 46,459,545 shares of the Company’s common stock are currently outstanding held by approximately 149 shareholders of record.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Interwest Transfer Company with its business address at 981 E. Murray Holladay Road, #100, Salt Lake City, Utah 84117 and telephone at (801) 272-0204.

(c) Dividends

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Nevada law.

(d) Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Rule 10B-18 Transactions

During the years ended December 31, 2015 and 2014, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar language. Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report are forward-looking statements that involve risks and uncertainties. The factors listed in the section captioned “Risk Factors,” as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those projected. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this annual report.

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

Results of Operations

The following table sets forth the summary statements of operations for the year ended December 31, 2015 and the period March 21, 2014 (Inception) through December 31, 2014:

	Year Ended	For the Period March 21, 2014 (Inception) through
	December 31, 2015	December 31, 2014

Net Sales	$2,693,212	$-
Gross profit	$786,892	$-
Selling, general and administrative expenses	$(2,021,134)	$(152,959)
Other income (expense)	$(227,697)	$50
Net loss	$(1,461,939)	$(152,909)

Net Sales

Net sales increased to $2,693,212 during the year ended December 31, 2015, from $0 during the period March 21, 2014 (Inception) through December 31, 2014. The increase in net sales is primarily related to the Company executing on their expansion strategy and completing the acquisitions of OneLove in May 2015 and Hygrow in September 2015.

Gross Profit

The gross profit was $786,892 for the year ended December 31, 2015 and $0 for the period March 21, 2014 (Inception) through December 31, 2014. This increase is due to the acquisitions of OneLove in May 2015 and Hygrow in September 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2015 and the period March 21, 2014 (Inception) through December 31, 2014 were $2,021,134 and $152,959, respectively. Selling, general and administrative expenses consisted primarily of professional fees incurred in connection with a private placement of equity securities and reverse merger. In addition, the Company incurred payroll expenses during the year ended December 31, 2015 due to the operations of OneLove.

Other income (expense)

Other income (expense) for the year ended December 31, 2015 and for the period March 21, 2014 (Inception) through December 31, 2014 was $(227,697) and $50, respectively. Other expenses for the year ended December 31, 2015 consisted primarily of the change in fair value of the derivative liabilities of $(112,342) and interest expense of $17,387, $86,687 and $11,281 from the interest expense, accretion of debt discount and amortization of debt issuance costs related to the convertible notes, respectively.

Net Loss

As a result of the foregoing factors, the net loss for the year ended December 31, 2015 and the period March 21, 2014 (Inception) through December 31, 2014, was $1,461,939 and $152,909, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2015 compared to December 31, 2014:

	Period Ended
	December 31, 2015	December 31, 2014	Increase/ (Decrease)

Current Assets	$1,701,236	$472,325	$1,228,911
Current Liabilities	$1,075,351	$93,234	$982,117
Working Capital	$625,885	$379,091	$246,794

As of December 31, 2015, we had working capital of $625,885 as compared to working capital of $379,091 as of December 31, 2014, an increase of $246,794. The increase in working capital is primarily attributable to an increases in cash, accounts receivable and inventories. These changes were offset by increases in accounts payable and accrued expenses and a balance due to a related party.

Net Cash

Net cash used in operating activities for the year ended December 31, 2015 was $970,271 compared to $24,725 used in operations for the period March 21, 2014 (inception) through December 31, 2014. This change is primarily attributable to the net loss for the current year period offset by non-cash stock-based compensation, change in fair value of derivative liabilities, recapitalization, accretion of debt discount and debt issuance costs, and accounts payable and accrued expenses of $410,000, $112,342, $46,150, $86,687 and $11,281, and $233,811, respectively. These increases were offset by changes in accounts receivable and inventory and accounts payable of $67,190 and $343,562, respectively.

Net cash used in investing activities during the year ended December 31, 2015 was $215,941. The Company utilized net cash of $193,906 to complete the acquisitions of OneLove and Hygrow during the period. In addition, the Company paid $22,035 for the purchase of machinery and equipment during the year ended December 31, 2015. Net cash used in investing activities for the period from March 21, 2014 (inception) to December 31, 2014 was $45,000 paid for a business acquisition.

Net cash provided from financing activities during the year ended December 31, 2015 was $1,548,600. During the year ended December 31, 2015, we received proceeds of $616,000 from the issuance of common stock in a private placement offering under Section 4(a)(2) of the Securities Act. In addition we received proceeds of $1,070,000 from convertible note issued to third parties lender and paid $137,400 in debt issuance costs related to the notes. During the period from March 21, 2014 to December 31, 2014 we received proceeds of $493,005 from the issuance of common stock in a private placement and $28,995 from contributed capital.

Liquidity

At December 31, 2015, the Company had a cash balance of $814,663 and for the year ended December 31, 2015, the Company had a net loss of $1,461,939. The Company believes it has sufficient cash on hand to meet its operating needs through the next 12 months.

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

Credit Agreement

Effective December 7, 2015, Grow Solutions Holdings, Inc. (the “Company”) closed a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, Grow Solutions, Inc. and One Love Garden Supply LLC as joint and several guarantors (such guarantors, collectively, the “Subsidiaries” and together with the Company, the “Borrowers”) and TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership, as lender (“TCA”). Pursuant to the Credit Agreement, TCA agreed to loan the Company up to a maximum of $3,000,000 for the Company’s product division, construction and renovation of two stores, and inventory. An initial amount of $950,000 was funded by TCA at the closing of the Credit Agreement.  Any increase in the amount extended to the Borrowers shall be at the discretion of TCA.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of TCA, as evidenced by a Security Agreement by and between the Company and TCA (the “Company Security Agreement”) and a first position security interest in substantially all of the Subsidiaries’ assets in favor of TCA, as evidenced by a Security Agreement by and among the Subsidiaries and TCA (the “Subsidiaries Security Agreement” and, together with the Company Security Agreement, the “Security Agreements”).  The Revolving Note is in the original principal amount of $950,000, is due and payable, along with interest thereon, on June 7, 2017 (the “Maturity Date”), and bears interest at the rate of 18% per annum, with the first four months of payments by the Company under the Revolving Note being interest only. Upon the occurrence of an Event of Default (as defined in the Credit Agreement) the interest rate shall increase to the Default Rate (as defined in the Credit Agreement). The payments under the Revolving Note are amortized over 18 months.

Only upon the occurrence of an Event of Default or mutual agreement between TCA and the Company, at the sole option of TCA, TCA may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Revolving Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to TCA not being able to beneficially own more than 4.99% of the Company’s outstanding common stock upon any conversion.

As further consideration for TCA entering into and structuring the Credit Agreement, the Company shall pay to TCA an advisory fee by issuing shares of restricted common stock of the Company (the “Advisory Fee Shares”) equal to $325,000 (the “Advisory Fee”). In the event that the Company pays TCA all of the outstanding obligations due under the Credit Agreement on or before June 7, 2015, the Advisory Fee shall be reduced to $292,500. Additionally, as long as there is (i) no Event of Default (ii) no occurrence of any other event that would cause an Event of Default, and (iii) the Company makes timely Advisory Fee Payments (as defined below), TCA agrees that it will not sell any Advisory Fee Shares in the Principal Trading Market (as defined in the Credit Agreement) prior to the Maturity Date, in exchange for monthly cash payments by the Company beginning on July 4, 2016 and ending on the Maturity Date as set forth in the Credit Agreement, which shall be credited and applied towards the repayment of the Advisory Fee (the “Advisory Fee Payments”). In the event that TCA shall sell the Advisory Fee Shares, as long as there is no Event of Default, TCA shall not, during any given calendar week, sell Advisory Fee Shares in excess of 25% of the average weekly volume of the common stock of the Company on the Principal Trading Market over the immediately preceding calendar week, as reported by Bloomberg.

As additional security, the Company pledged its ownership interests in the Subsidiaries, pursuant to a Stock Pledge and Escrow Agreement entered into as of December 7, 2015 (the “Pledge Agreement”).

The above descriptions of the Credit Agreement, Revolving Note, Security Agreements and Pledge Agreement do not purport to be complete and are qualified in their entirety by the full text of the documents themselves, filed in a Current Report on Form 8-K with the U.S. Securities and Exchange Commission on December 23, 2015, as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2015, the Company had no off-balance sheet arrangements.

Critical Accounting Policies

We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant accounting estimates and assumptions affecting the financial statements were the valuation allowance for deferred tax assets and estimates and assumptions used in valuation of equity instruments. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Income Taxes

We comply with section 740 of the FASB Accounting Standards Codification for income taxes, which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Stock Based Compensation

All stock-based payments to employees, non-employee consultants, and to nonemployee directors for their services as directors, including any grants of restricted stock and stock options, are measured at fair value on the grant date and recognized in the statements of operations as compensation or other expense over the relevant service period. Stock-based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable the measurement date is the date the award is issued.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-19 which appear at the end of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

This Company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of the period covered by this annual report on Form 10-K, it had material weaknesses in its internal control procedures.

As of the period covered by this annual report on Form 10-K, we have concluded that our internal control over financial reporting was ineffective. The Company’s assessment identified certain material weaknesses which are set forth below:

Functional Controls and Segregation of Duties

Because of the Company’s limited resources, there are limited controls over information processing.

There is an inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

Accordingly, as the result of identifying the above material weakness we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company’s business operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report herein.

(c) Changes in Internal Controls Over Financial Reporting

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and U.S. Securities and Exchange Commission disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the material weaknesses pertaining to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and U.S. Securities and Exchange Commission disclosure requirements.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, including:

(1)	We will revise processes to provide for a greater role of independent board members in the oversight and review until such time that we are adequately capitalized to permit hiring additional personnel to address segregation of duties issues, ineffective controls over the revenue cycle and insufficient supervision and review by our corporate management.

(2)	We will update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2015 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to December 31, 2015, we have undertaken the following steps to address the deficiencies stated above:

●	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

●	Added additional accounting staff to further segregate duties and help the Company maintain timely reporting of financial results.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of March 30, 2016. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

Name	Age	Position

Jeffrey Beverly	46	President and Director
Howard Karasik	76	Director
Leslie Bocskor	50	Director
William Hayde	55	Director

* Hon. Randy Avon resigned as a member of the board of directors effective September 1, 2015.

Jeffrey Beverly, 46, President and Director

Mr. Beverly, age 46, has four years of experience in the cannabis industry and a total of 19 years in senior management with various corporations, including Bank of America, Northern Trust and Raymond James, Inc. From 2011 through 2014, Mr. Beverly was the Vice President of Impulse National, Inc. the creators of the StoK brand of vaporizer products. Mr. Beverly is also an attorney who has practiced law in the State of Florida.

Mr. Beverly has an undergraduate degree from the Ohio State University and a law degree from Chicago-Kent School of law. The board of directors believes that Mr. Beverly’s leadership skills, experience in business management and team building will be critical in supporting the Company’s growth plans.

Leslie Bocskor, age 50, Director

Mr. Bocskor, age 50, combines two years of experience in the cannabis industry and a total of 20 years in senior management in the financial industry. Since June 2000, Mr. Bocskor has served as the President of Venture Catalyst LLC, a consulting company. From February 2011 through September 2012, Mr. Bocskor was employed in the investment banking division of Network One Financial, Inc. From May 2005 through June 2011, Mr. Bocskor was Managing Partner of Lenox Hill Partners, LLC an advisory firm that focused on corporate finance and business consulting.

Currently, Mr. Bocskor serves as the Chairman of the Board of The Nevada Cannabis Industry Association, a trade association working to establish an exemplary legal Cannabis Industry in the State of Nevada.  Mr. Bocskor is also Chairman of the Board for the Figment Project, an arts and cultural organization. The board of directors believes that Mr. Bocskor’s experience in the legal cannabis industry and extensive experience in the financial markets will be critical in supporting the Company’s growth plans.

Howard Karasik, age 76, Director

Mr. Karasik, age 76, is a corporate lawyer admitted to practice in the State of New York. Since receiving his law degree from the Harvard Law School, his extensive career includes his partnership in the New York firm, Sherman, Citron & Karasik, P.C. He has been involved in bankruptcy law, corporate negotiation & mediation, and all aspects of creditor and debtor matters. Mr. Karasik is a lecturer, published author, honors graduate of Brooklyn College and Harvard Law School and a member of the New York State Bar and the District of Columbia Bar.

William Hayde, age 55, Director.

Mr. Hayde, age 55, is currently a co-founder and executive vice president of Intercontinental Beverage Capital Inc. since 2013. He has been a Wall Street professional for over 25 years, in investment banking and the securities industry.  He has successfully raised a significant amount of growth and acquisition capital for middle market companies and facilitated mergers, acquisitions, financial restructurings and divestitures. Mr. Hayde has insight into privately-held businesses, has assisted with strategic options, access to capital markets, and maximized value for clients.

Mr. Hayde is currently registered as an investment banker with Network 1 Financial Securities since January 2011. His current FINRA licenses include Series 6, 7, 24, 55 and 63 and the Investment Banking 79.

From 2002 through 2009, he was co-owner of Waterville Investment Research, which also operated a small hedge fund, and was sold in 2009. From 2010 through 2012, he was an officer, director and controlling shareholder of E Global Marketing and W3 Group, Inc., public entities which were successfully merged with larger public companies.

Prior to focusing on investment banking, Mr. Hayde was Head of Corporate Finance for Brockington Securities for over 12 years and was responsible for the firm’s underwriting activities, private placements, and initiation of trading.  From 1992 through 1995, Mr. Hayde was employed at Aegis Capital Corp., where he was responsible for compliance for all facets of the firm’s underwriting and selling group participation and developed their wholesale trading operation. Through his experience, Mr. Hayde has knowledge of FINRA, NASDAQ and other regulatory bodies and issues.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Executive Legal Proceedings

No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past five years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past five years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past five years.

None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us.

Committees of the Board of Directors

Not applicable.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the best of the Company’s knowledge, any reports required to be filed were timely filed as of March 30, 2016.

Code of Ethics

The Company has not adopted a Code of Ethics that applies to the Company’s directors, officers and key employees.

Item 11. Executive Compensation.

The following table sets forth information with respect to compensation paid by us to our executive officers during the three most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

SUMMARY COMPENSATION TABLE

Name and Principal Position(1)	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jeffrey Beverly	2015	80,000	0	0	0	0	0	33,600	113,600
President

Ed Bailey Former President, Secretary	2015	0	0	0	0	0	0	0	0
and Treasurer	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

(1)	On April 28, 2015, Mr. Ed Bailey resigned from his position as President, Secretary and Treasurer of the Company. On the same date, Jeffrey Beverly was appointed as the President of the Company.

2015 DIRECTOR COMPENSATION TABLE

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jeffrey Beverly	0	30,000	0	0	0	0	30,000

Howard Karasik	0	30,000	0	0	0	0	30,000

Leslie Bocskor	0	30,000	0	0	0	0	30,000

William Hayde	0	100,000	0	0	0	0	100,000

Ed Bailey	0	0	0	0	0	0	0

(1)	On April 28, 2015, Mr. Ed Bailey resigned from his position as a director of the Company. On the same date, Jeffrey Beverly was appointed as a director of the Company. Additionally, on August 3, 2015, Hon. Randy Avon, Leslie Bocskor, Howard Karasik, and William Hayde were appointed as directors of the Company. Effective September 1, 2015, Hon. Randy Avon resigned from his position as a director of the Company.

Employment Agreements

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 30, 2016 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of the date of this prospectus.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. The percentage is calculated based on 46,459,545 shares of our common stock outstanding as of March 30, 2016.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(1)(2)	Percent of Class(3)
Roseanne Wexler	5,400,000	11.62%
Joshua Wexler	5,400,000	11.62%
RLJ Partners(4)	4,000,000	8.60%
Bayside Funding LLC(5)	4,110,000	8.84%
All Executive Officers and Directors as a Group(1)	1,900,000	4.08%
Jeffrey Beverly	1,100,000	2.36%
Howard Karasik	150,000	*
William Hayde	500,000	1.07%
Leslie Bocskor	150,000	*

* Less than 1%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the address of the beneficial owner is 535 5th Avenue, 24th Floor New York, NY 10017.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. There are 46,459,545 shares of common stock issued and outstanding as of March 30, 2016. There are outstanding warrants to purchase approximately 4,955,000 shares of common stock if all of the outstanding warrants are exercised.

(3)	Based on 46,459,545 issued and outstanding shares of common stock as of March 30, 2016.

(4)	The 4,000,000 shares of the Company’s common stock held by RLJ Partners is beneficially owned by Ms. Rachel Wexler.

(5)	The 4,110,000 shares of the Company’s common stock held by Bayside Funding LLC is beneficially owned by Mr. Mark Pagani and Mr. Kevin S. Sisti.

Share Issuances/Consulting Agreements

On March, 21, 2014, the Company issued 43,005,000 shares of stock to its founding members for $0.001 per share for total cash consideration of $43,005.

On August 11, 2014, the Company issued 1,000,000 shares of common stock for legal services valued at $0.01 per share.

In November 2014, the Company issued 2,250,000 shares of common stock to investors at $0.20 a unit in connection with the private placement of the Company’s common stock. In addition, the investors received 2,250,000 three year warrants with an exercise price of $0.40. Each warrant is callable by the Company upon the Company’s common stock trading at $0.60 or higher for 20 consecutive days.

As a result of the OneLove Acquisition and the Hygrow asset purchase as described above, the Company issued 1,450,000 and 300,000 shares of common stock on or about May 13, 2015 and September 23, 2015, respectively, to consummate the transactions.

On August 3, 2015, the Company issued four directors of the Company an aggregate of 600,000 shares of the Company’s common stock. The issuances were recorded at fair value ($0.20 per share).

During the year ended December 31, 2015, the Company issued 1,500,000 shares of common stock to six consultants for services rendered. The issuances were recorded at fair value ($0.20 per share).

Also during the period ended December 31, 2015, the Company completed a closing of a private placement offering of 2,705,000 units, at a purchase price of $0.20 per unit, each unit consisting of one share of the Company’s common stock, and one common stock purchase warrant. The warrants are exercisable at $0.40 per warrant into a share of the Company’s common stock and have a maturity of 3 years. The aggregate gross proceeds from the closing were $541,000

In January of 2016, the Company issued 2,167,933 shares of common stock to TCA as compensation for financing costs of $325,000. The issuance of the 2,167,933 shares has been issued at par value.

The above issuances of securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, and manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, the Investor had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and received, the securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

Description of Securities

General

Our authorized capital stock consists of 100,000,000 shares of common stock, par value of $0.001 per share, and 25,000,000 shares of blank check preferred stock, par value of $0.001 per share. As of March 30, 2016 there were 46,459,545 shares of our common stock issued and outstanding held by 149 holders of record of our common stock, including 4,905,000 shares of common stock underlying outstanding warrants if all of the outstanding warrants are exercised.  None of our blank check preferred stock is issued and outstanding.

Common Stock

Each share of our common stock entitles its holder to one vote in the election of each director and on all other matters voted on generally by our stockholders. No share of our common stock affords any cumulative voting rights. This means that the holders of a majority of the voting power of the shares voting for the election of directors can elect all directors to be elected if they choose to do so.

Holders of our common stock will be entitled to dividends in such amounts and at such times as our Board of Directors in its discretion may declare out of funds legally available for the payment of dividends. We currently intend to retain our entire available discretionary cash flow to finance the growth, development and expansion of our business and do not anticipate paying any cash dividends on the common stock in the foreseeable future. Any future dividends will be paid at the discretion of our Board of Directors after taking into account various factors, including:

●	general business conditions;

●	industry practice;

●	our financial condition and performance;

●	our future prospects;

●	our cash needs and capital investment plans;

●	our obligations to holders of any preferred stock we may issue;

●	income tax consequences; and

●	the restrictions Nevada and other applicable laws and our credit arrangements then impose.

If we liquidate or dissolve our business, the holders of our common stock will share ratably in all our assets that are available for distribution to our stockholders after our creditors are paid in full and the holders of all series of our outstanding preferred stock, if any, receive their liquidation preferences in full.

Our common stock has no preemptive rights and is not convertible or redeemable or entitled to the benefits of any sinking or repurchase fund.

Preferred Stock

Our Board has the authority, within the limitations and restrictions in our certificate of incorporation, to issue 25,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of any series, without further vote or action by the stockholders. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in our control without further action by the stockholders. The issuance of shares of preferred stock with voting and conversion rights may adversely affect the voting power of the holders of our common stock, including voting rights, of the holders of our common stock. In some circumstances, this issuance could have the effect of decreasing the market price of our common stock.

Undesignated preferred stock may enable our Board to render more difficult or to discourage an attempt to obtain control of our company by means of a tender offer, proxy contest, merger or otherwise, and thereby to protect the continuity of our management. The issuance of shares of preferred stock may adversely affect the rights of our common stockholders. For example, any shares of preferred stock issued may rank prior to the common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock. As a result, the issuance of shares of preferred stock, or the issuance of rights to purchase shares of preferred stock, may discourage an unsolicited acquisition proposal or bids for our common stock or may otherwise adversely affect the market price of our common stock or any existing preferred stock.

Warrants

As of March 30, 2016, there are outstanding warrants to purchase approximately 4,955,000 shares of common stock if all of the outstanding warrants are exercised. The warrants are exercisable at $0.40 per warrant into a share of the Company’s common stock and have a maturity of three years. Each warrant is callable by the Company upon the Company’s common stock trading at $0.60 or higher for 20 consecutive days. The warrants include standard weighted average anti-dilution protection.

Anti-Takeover Provisions

Our Amended and Restated Articles of Incorporation and Bylaws contain provisions that may make it more difficult for a third party to acquire or may discourage acquisition bids for us. Our Board of Directors may, without action of our stockholders, issue authorized but unissued common stock and preferred stock. The issuance of additional shares to certain persons allied with our management could have the effect of making it more difficult to remove our current management by diluting the stock ownership or voting rights of persons seeking to cause such removal. The existence of unissued preferred stock may enable the Board of Directors, without further action by the stockholders, to issue such stock to persons friendly to current management or to issue such stock with terms that could render more difficult or discourage an attempt to obtain control of us, thereby protecting the continuity of our management. Our shares of preferred stock could therefore be issued quickly with terms that could delay, defer, or prevent a change in control of us, or make removal of management more difficult.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

The Company’s Amended Articles of Incorporation provide for indemnification of directors and officers against certain liabilities. Officers and directors of the Company are indemnified generally for any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, has no reasonable cause to believe his conduct was unlawful.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by our directors, officers or controlling persons in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issues.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accountant Fees and Services.

a. Audit Fees: Aggregate fees billed by KLJ & Associates for professional services rendered for the audit of our annual financial statements included in Form 10-K and review of our financial statements included in Form 10-Q for the years ended December 31, 2015 and 2014, were approximately $10,500 and $4,500, respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2015 and 2014.

c. Tax Fees: Aggregate fees billed by KLJ & Associates for tax services for the years ended December 31, 2015 and 2014, were approximately $0 and $0.

d. All Other Fees: Aggregate fees billed for professional services provided by KLJ & Associates other than those described above were approximately $0 for the year ended December 31, 2015 and $0 for the year ended December 31, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Form of Acquisition Agreement and Plan of Merger by and among LightTouch Vein & Laser, Inc., LightTouch Vein & Laser Acquisition Corporation, and Grow Solutions, Inc. incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 19, 2015

2.2	Form of Acquisition Agreement and Plan of Merger by and among LightTouch Vein & Laser, Inc., Grow Solutions Acquisition LLC, One Love Garden Supply LLC and all of the members of One Love Garden Supply LLC incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 20, 2015

3.1	Certificate of Incorporation of Grow Solutions, Inc. incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 4, 2015

3.12	Amended and Restated Certificate of Incorporation for Grow Solutions, Inc. incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 4, 2015

3.13	Articles of Incorporation of Grow Solutions Holdings, Inc. incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10SB12G filed with the Securities and Exchange Commission on February 2, 2000

3.14	Certificate of Amendment to the Articles of Incorporation incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 26, 2015

3.21	Bylaws of Grow Solutions, Inc. incorporated herein by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 4, 2015

3.22	Bylaws of Grow Solutions Holdings, Inc. incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10SB12G filed with the Securities and Exchange Commission on February 2, 2000

4.1	Form of Promissory Note in favor of R. Bailey incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 19, 2015

4.2	Form of Promissory Note in favor of Grow Solutions, Inc. incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 19, 2015

4.3	Form of Promissory Note in favor of Michael Leago and Ashley N. Hollow incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 20, 2015

4.4	Revolving Note issued by the Company in favor of TCA Global Credit Master Fund, LP incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2015

10.1	Form of Employment Agreement incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 20, 2015

10.1	Asset Purchase Agreement by and between Grow Solutions Holdings, Inc,, One Love Garden Supply LLC, and D&B Industries incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 16, 2015

10.2	Credit Agreement by and among Grow Solutions Holdings, Inc., Grow Solutions, Inc., One Love Garden Supply LLC, and TCA Global Credit Master Fund, LP incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2015

10.4	Security Agreement by and between Grow Solutions Holdings, Inc. and TCA Global Credit Master Fund, LP incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2015

10.5	Security Agreement by and among Grow Solutions, Inc., One Love Garden Supply LLC, and TCA Global Credit Master Fund, LP incorporated herein by reference to Exhibit 10.4 the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2015

10.6	Pledge Agreement by and between Grow Solutions Holdings, Inc. and TCA Global Credit Master Fund, LP, with joinder of escrow agent incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2015

31.1	Rule 13a-14(a) Certification – Principal Executive Officer *

31.2	Rule 13a-14(a) Certification – Principal Financial Officer *

32.1	Section 1350 Certification – Principal Executive Officer *

32.2	Section 1350 Certification – Principal Financial Officer *

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROW SOLUTIONS HOLDINGS, INC.

Date: March 30, 2016	By:	/s/ Jeffrey Beverly
	Name:	Jeffrey Beverly
	Title:	President and Director
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Beverly	President and Director	March 30, 2016
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Howard Karasik	Director	March 30, 2016

/s/ Leslie Bocskor	Director	March 30, 2016

/s/ William Hayde	Director	March 30, 2016

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Grow Solutions Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Grow Solutions Holdings, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015 and for the period March 21, 2014 (inception) to December 31, 2014. Grow Solutions Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grow Solutions Holdings, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and for the period March 21, 2014 (inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

March 30, 2016

5201 Eden Avenue

Suite 300

Edina, MN 55436

630.277.2330

Grow Solutions Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
	(unaudited)
Assets

Assets:
Cash	$814,663	$452,275
Accounts receivable, net	80,555	-
Note receivable and accrued interest	-	20,050
Inventories, net	679,899	-
Debt issuance costs, net	126,119	-
Total current assets	1,701,236	472,325

Property and Equipment, net	20,818	-

Goodwill	507,815	-
Total Assets	$2,229,869	472,325

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities:
Accounts payable and accrued expenses	$926,588	$93,234
Convertible notes, net of debt discount	108,763	-
Related party payable	40,000	-
Total current liabilities	1,075,351	93,234

Long-term Liabilities:
Derivative liabilities	1,167,836	-
Total long-term liabilities	1,167,836	-

Total Liabilities	2,243,187	93,234

Commitments and contingencies

Stockholders' (Deficit) Equity

Preferred Stock, par value $0.001: 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,389,545 and 46,225,000 shares issued and outstanding	46,390	46,255
Additional paid in capital	1,555,140	485,745
Accumulated deficit	(1,614,848)	(152,909)
Total Stockholders' (Deficit) Equity	(13,318)	379,091

Total Liabilities and Stockholders' Equity	$2,229,869	$472,325

See accompanying notes to the consolidated financial statements

Grow Solutions Holdings, Inc.

Consolidated Statements of Operations

		For the Period from
	For the Year Ended	March 21, 2014 (Inception) through
	December 31, 2015	December 31, 2014

Net Sales	$2,693,212	$-

Cost of goods sold	1,906,320	-

Gross profit	786,892	-

Operating expenses
Research and development	-	-
Selling, general and administrative expenses	2,021,134	152,959
Total Selling, general and administrative	2,021,134	152,959

Loss from operations	(1,234,242)	(152,959)

Other income (expense)
Interest (expense) income	(115,355)	50
Change in fair value of derivative liabilities	(112,342)	-
Total other income (expense)	(227,697)	50

Net loss	$(1,461,939)	$(152,909)

Net loss per common share - basic and diluted	$(0.03)	$(0.00)

Weighted average common shares outstanding -basic and diluted	50,757,482	43,909,720

See accompanying notes to the consolidated financial statements

Grow Solutions Holdings, Inc.

Consolidated Statement of Changes in Stockholders' (Deficit) Equity

For the Period from March 21, 2014 (Inception) through December 31, 2015

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance March 21, 2014 (Inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founders	-	-	43,005,000	43,005	-	-	43,005

Common stock issued for cash	-	-	2,250,000	2,250	447,750	-	450,000

Contributed capital	-	-	-	-	28,995		28,995

Common stock issued for services	-	-	1,000,000	1,000	9,000	-	10,000

Net loss for the period March 21, 2014 (Inception) to December 31, 2014	-	-	-	-	-	(152,909)	(152,909)

Balance, December 31, 2014	-	$-	46,255,000	$46,255	$485,745	$(152,909)	$379,091

Recapitalization	-	-	1,886,612	1,887	21,351	-	23,238

Common stock issued for services	-	-	4,217,933	4,218	405,782	-	410,000

Common stock and warrants issued for cash, net of derivative liability	-	-	3,080,000	3,080	283,212	-	286,292

Common stock issued for acquisition	-	-	1,750,000	1,750	348,250	-	350,000

Cancellation of founder's shares	-	-	(10,800,000)	(10,800)	10,800	-	-

Net loss for the period ended December 31, 2015						(1,461,939)	(1,461,939)

Balance, December 31, 2015	-	$-	46,389,545	$46,390	$1,555,140	$(1,614,848)	$(13,318)

See accompanying notes to the consolidated financial statements

Grow Solutions Holdings, Inc.

Consolidated Statements of Cash Flows

		For the Period from
	For the Year Ended	March 21, 2014 (Inception) through
	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,461,939)	$(152,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,149	-
Accretion of debt issuance costs	11,281	-
Accretion of debt discount	86,687	-
Recapitalization	46,150	-
Interest income	-	(50)
Share-based compensation	410,000	10,000
Bad debt expense	-	25,000
Change in fair value of derivative liabilities	112,342	-
Changes in operating assets and liabilities:
Accounts receivable	(67,190)	-
Inventory	(343,562)	-
Accounts payable and accrued expenses	233,811	93,234
Net Cash Used In Operating Activities	(970,271)	(24,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for business acquisition	(193,906)	(45,000)
Cash paid for machinery and equipment	(22,035)	-
Net Cash Used In Investing Activities	(215,941)	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	616,000	493,005
Proceeds from issuance of convertible note	1,070,000	-
Contributed capital	-	28,995
Cash paid for debt issuance costs	(137,400)	-
Net Cash Provided By Financing Activities	1,548,600	522,000

Net Increase in Cash	362,388	452,275

Cash - Beginning of Period	452,275	-

Cash - End of Period	$814,663	452,275

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of derivative liability embedded in stock purchase warrant	$255,867	$-
Debt discount on convertible note	$722,924	$-
Stock issued for debt discount on convertible note	$325,000	$-
Stock issued for OneLove acquisition	$290,000	$-
Stock issued for Hygrow acquisition	$60,000	$-

See accompanying notes to the consolidated financial statements

GROW SOLUTIONS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company consolidated OneLove as of May 13, 2015, and the results of operations of the Company include that of OneLove from May 13, 2015 through December 31, 2015.  The Company recognized net revenues attributable to OneLove of $2,523,595 and recognized income of $217,144 during the period May 13, 2015 through December 31, 2015.

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

As per the Acquisition agreement, the Company has paid $10,000 of the $50,000 cash flow note and as of December 31, 2015, the balance of the cash flow note is $40,000.

Asset Purchase Agreement

On September 23, 2015 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “APA”) by and among OneLove and D&B Industries, LLC, a Colorado limited liability company doing business as Hygrow. On the Closing Date, the Company purchased all of the assets, rights, properties, and business of Hygrow including certain debts of Hygrow (the “Assets”). Under the terms and conditions of the APA, and for full consideration of the transfer of such Assets to the Company on the Closing Date, the Company issued Hygrow three hundred thousand (300,000) shares of common stock of the Company and a payment to Hygrow in the amount of $5,200 in cash. Following the Closing Date the Company’s management assumed control of the management of Hygrow with the former managing members of Hygrow resigning upon closing of the APA.

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

The Company consolidated Hygrow as of the effective date of the agreement, and the results of operations of the Company include that of Hygrow from September 23, 2015 through December 31, 2015.  The Company recognized net revenues attributable to Hygrow of $394,017 and recognized income of $101,213 during the period September 23, 2015 through December 31, 2015.

The following table summarizes fair values of the net liabilities assumed and the allocation of the aggregate fair value of the purchase consideration, and net liabilities to assumed identifiable and unidentifiable intangible assets.

Purchase Consideration:
Common stock at fair market value	$60,000
Cash paid	5,200
Current liabilities assumed	47,918
Total Purchase Consideration	$113,118

The fair value allocation is based on management’s estimates:

Purchase Price Allocation
Other assets	$5,213
Goodwill	$107,905
Current liabilities	$(47,918)

The Financing

Also during the period ended December 31, 2015, the Company completed a closing of a private placement offering (the “Offering”) of 2,705,000 Units, at a purchase price of $0.20 per Unit, each Unit consisting of 1 share of the Company’s common stock, and 1 stock purchase warrants. The warrants are exercisable at $0.40 per warrant into a share of the Company’s common stock and have a maturity of 3 years.

The aggregate gross proceeds from the closing were $541,000 (the Company recorded $332,570 for the fair value of the warrants as a derivative liability see Note 7).

Note 2 — Going Concern and Management’s Plan

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of December 31, 2015, the Company had a working capital of $625,885 and an accumulated deficit of $1,614,848.  The Company has a history net losses since inception. The Company believes that it has sufficient cash to fund its operations.  However, there is no assurance that the Company’s projections and estimates are accurate.  In the event that the Company does not receive anticipated proceeds operations and financings, it is possible that the Company would not have sufficient resources to continue as a going concern for the next year. In order to mitigate these risks, the Company is actively managing and controlling the Company’s cash outflows. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 3 — Summary of Significant Accounting Policies

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, One Love Garden Supply LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2015 and 2014, the Company had cash and cash equivalents of $814,663 and $452,275, respectively. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits.

Inventory

Inventory is stated at lower of cost or market using the first-in, first-out (FIFO) valuation method. Inventory was comprised of finished goods at December 31, 2015.

Debt Discount and Debt Issuance Costs

Debt discounts and debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements using the straight-line method. Unamortized discounts are netted against long-term debt.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the year ended December 31, 2015 and the period March 21, 2014 (Inception) through December 31, 2014 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Convertible notes payable	6,622,718	-
Warrants	4,955,000	-
Totals	11,577,718	-

Income Taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecoginition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on March 21, 2014, the evaluation was performed for the 2014 and 2015 tax years, which will be the only periods subject to examination upon filing of appropriate tax returns. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Subsequent events

The Company has evaluated events that occurred subsequent to December 31, 2015 and through the date the financial statements were issued.

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact, if any, of the adoption of this guidance on the consolidated financial statements.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the effects of ASU 2015-03 on the condensed consolidated financial statements.

In July 2015, the FASB issued the FASB Accounting Standards Update No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this Update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-11 on the condensed consolidated financial statements.

In January 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its consolidated financial statements.

Note 4 — Notes Receivable and accrued interest

In April 2014, the Company signed a letter of intent with Delta Entertainment Group (‘Delta”) to enter into a reverse merger transaction. In exchange for Delta’s exclusivity until the earlier of the execution of a stock exchange agreement or June 30, 2014, the Company paid Delta $25,000. Delta was to use the $25,000 to become current with its public filings. Since the stock exchange transaction was not executed by June 30, 2014, the $25,000 that the Company provided to Delta reverted to a one year note with an interest rate at 8% per annum. The Company determined that since Delta lacked the financial resources to get current in its public filings, the collectability of the note was doubtful. Accordingly, the Company has not accrued any interest income on the note and has booked a 100% reserve against the note receivable.

Note 5 – Property and Equipment

Property and equipment consisted of the following at December 31, 2015:

		December 31,
	Lives	2015

Equipment	5 years	$23,044
Office equipment	7 years	3,724
Leasehold improvements	5 years	1,585
Less: accumulated depreciation		(7,535)
Property and equipment, net		$20,818

Depreciation expense for the year ended December 31, 2015 and the period from March 21, 2014 (inception) through December 31, 2014 was $2,149 and $0, respectively.

Note 6 — Convertible notes

Debt Offering (A)

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

Debt Offering (B)

Effective December 7, 2015, Grow Solutions Holdings, Inc. (the “Company”) closed a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, Grow Solutions, Inc. and One Love Garden Supply LLC as joint and several guarantors (such guarantors, collectively, the “Subsidiaries” and together with the Company, the “Borrowers”) and TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership, as lender (“TCA”). Pursuant to the Credit Agreement, TCA agreed to loan the Company up to a maximum of $3,000,000 for the Company’s product division, construction and renovation of two stores, and inventory. An initial amount of $950,000 was funded by TCA at the closing of the Credit Agreement.  Any increase in the amount extended to the Borrowers shall be at the discretion of TCA.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of TCA, as evidenced by a Security Agreement by and between the Company and TCA (the “Company Security Agreement”) and a first position security interest in substantially all of the Subsidiaries’ assets in favor of TCA, as evidenced by a Security Agreement by and among the Subsidiaries and TCA (the “Subsidiaries Security Agreement” and, together with the Company Security Agreement, the “Security Agreements”).  The Revolving Note is in the original principal amount of $950,000, is due and payable, along with interest thereon, on June 7, 2017 (the “Maturity Date”), and bears interest at the rate of 18% per annum, with the first four months of payments by the Company under the Revolving Note being interest only. Upon the occurrence of an Event of Default (as defined in the Credit Agreement) the interest rate shall increase to the Default Rate (as defined in the Credit Agreement). The payments under the Revolving Note are amortized over 18 months.

Only upon the occurrence of an Event of Default or mutual agreement between TCA and the Company, at the sole option of TCA, TCA may convert all or any portion of the outstanding principal, accrued and unpaid interest, and any other sums due and payable under the Revolving Note into shares of the Company’s common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of the Company’s common stock during the five trading days immediately prior to such applicable conversion date, in each case subject to TCA not being able to beneficially own more than 4.99% of the Company’s outstanding common stock upon any conversion.

As further consideration for TCA entering into and structuring the Credit Agreement, the Company shall pay to TCA an advisory fee by issuing shares of restricted common stock of the Company (the “Advisory Fee Shares”) equal to $325,000 (the “Advisory Fee”). In the event that the Company pays TCA all of the outstanding obligations due under the Credit Agreement on or before June 7, 2016, the Advisory Fee shall be reduced to $292,500. Additionally, as long as there is (i) no Event of Default, (ii) no occurrence of any other event that would cause an Event of Default, and (iii) the Company makes timely Advisory Fee Payments (as defined below), TCA agrees that it will not sell any Advisory Fee Shares in the Principal Trading Market (as defined in the Credit Agreement) prior to the Maturity Date, in exchange for monthly cash payments by the Company beginning on July 4, 2016 and ending on the Maturity Date as set forth in the Credit Agreement, which shall be credited and applied towards the repayment of the Advisory Fee (the “Advisory Fee Payments”). In the event that TCA shall sell the Advisory Fee Shares, as long as there is no Event of Default, TCA shall not, during any given calendar week, sell Advisory Fee Shares in excess of 25% of the average weekly volume of the common stock of the Company on the Principal Trading Market over the immediately preceding calendar week.

The Company booked the $325,000 as debt discount.

The Company issued 2,167,933 shares of common stock to the creditor as compensation for financing costs of $325,000. The issuance of the 2,167,933 shares has been recorded at par value with a corresponding decrease to paid-in capital. Upon the sale of the shares by the creditor, the financing cost liability will be reduced by the amount of the proceeds with a corresponding increase to paid-in capital. The Company will still be liable for any shortfall from the proceeds realized by the creditor. The ultimate amount to be recorded in satisfaction of the debt will not exceed the balance of the financing cost recorded.

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

Upon issuance of the note, a debt discount was recorded and any difference in comparison to the face value of the note, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense.  The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $961,237 as of December 31, 2015.

The fair value of the embedded conversion feature was estimated using the Black-Scholes option-pricing model. See Note 6 for the estimates and assumptions used.

Note 7 — Derivative Liabilities

In connection with the private placement transactions during the period ended December 31, 2015, the Company issued 4,955,000 warrants, to purchase common stock with an exercise price of $0.40 and a three year term. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the warrants as a derivative liability.

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

Level 3 Financial Liabilities – Derivative convertible note and warrant liabilities

The following are the major categories of assets and liabilities that were measured at fair value during the year ended December 31, 2015, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Quoted Prices In Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015

Embedded conversion feature	$-	$-	$730,584	$730,584
Warrant liability	-	-	437,252	437,252
December 31, 2015	$-	$-	$1,167,836	$1,167,836

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the year ended December 31, 2015.

	Warrant Liability	Embedded Conversion Feature	Total
Balance - December 31, 2014	$-	$-	$-
Change in fair value of derivative liability	104,682	7,660	112,342
Issuance of derivative warrant liabilities	332,570	-	332,570
Included in debt discount	-	722,924	722,924
Balance – December 31, 2015	$437,252	$730,584	$1,167,836

The fair value of the derivative feature of the convertible notes and warrants on the issuance dates and at the balance sheet date were calculated using an option model valued with the following weighted average assumptions:

December 31, 2015
Risk free interest rate	0.49% - 1.06%
Dividend yield	0.00%
Expected volatility	113% - 115%
Remaining term	0.83 - 3.00 years

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

During the year ended December 31, 2015, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $112,342 relating to the change in fair value.

Note 8 — Stockholders’ Equity

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

Common Stock

The Company is authorized to issue 100,000,000 ordinary shares with a par value of $0.001 per share.

On March, 21, 2014, the Company issued 43,005,000 shares of stock to its founding members for $0.001 per share for total cash consideration of $43,005.

On August 11, 2014, the Company issued 1,000,000 shares of stock for legal services. The Company expensed $10,000 for the shares issued. In November 2014, the Company issued 2,250,000 shares of common stock to investors at $0.20 a unit in connection with the private placement of the Company’s stock. In addition, the investors received 2,250,000 three year warrants with an exercise price of $0.40. Each warrant is callable by the Company upon the Company’s common stock trading at $0.60 or higher for 20 consecutive days.

During the year ended December 31, 2015, the Company issued 1,500,000 shares of common stock to 6 consultants for services rendered. The issuances were recorded at fair value ($0.20 per share) and the Company recognized $300,000 in stock based compensation charges.

On August 3, 2015, the Company issued four members of the Board of Directors an aggregate of 600,000 shares of the Company’s common stock. The issuances were recorded at fair value ($0.20 per share) and the Company recognized $110,000 in stock based compensation charges.

As discussed in Note 6, the Company issued 2,167,933 shares of common stock to TCA as compensation for financing costs of $325,000. The issuance of the 2,167,933 shares has been recorded at par value with a corresponding decrease to paid-in capital. Upon the sale of the shares by the creditor, the financing cost liability will be reduced by the amount of the proceeds with a corresponding increase to paid-in capital. The Company will still be liable for any shortfall from the proceeds realized by the creditor. The ultimate amount to be recorded in satisfaction of the debt will not exceed the balance of the financing cost recorded. The shares were issued in January 2016.

Also during the period ended December 31, 2015, the Company completed a closing of a private placement offering (the “Offering”) of 2,705,000 Units, at a purchase price of $0.20 per Unit, each Unit consisting of 1 share of the Company’s common stock, and 1 stock purchase warrants. The warrants are exercisable at $0.40 per warrant into a share of the Company’s common stock and have a maturity of 3 years.

The aggregate gross proceeds from the closing were $541,000 (the Company recorded $332,570 for the fair value of the warrants as a derivative liability see Note 7).

As a result of the OneLove Acquisition and the Hygrow Acquisition, the Company issued 1,450,000 and 300,000 shares of common stock, respectively, to consummate the acquisitions.

Warrants

The following is a summary of the Company’s warrant activity during the period from March 21, 2014 to December 31, 2015:

	Warrants	Weighted Average Exercise Price

Outstanding – March 21, 2014	-	$-
Granted	2,250,000	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2014	2,250,000	$0.40
Exercisable – December 31, 2014	2,250,000	$0.40
Granted	2,705,000	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2015	4,955,000	$0.40
Exercisable – December 31, 2015	4,955,000	$0.40

As of December 31, 2015 and 2014, the total intrinsic value of options outstanding and exercisable was $0.

Note 9 — Related Party Transactions

As per the Acquisition agreement, fully described in Note 1, the Company has paid $10,000 of the $50,000 cash flow note and as of December 31, 2015, the balance of the cash flow note is $40,000, payable to a related party.

Note 10 — Commitments and Contingencies

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

The Company assumed the Hygrow leases for the storefront properties in Boulder, Colorado and Pueblo, Colorado. The leases are on a month to month basis with monthly payments of $3,500 and $800, respectively.

Rent expense totaled $84,460 and $0 for the year ended December 31, 2015 and 2014, respectively.

Future minimum lease payments under these non-cancelable operating leases are approximately as follows:

Year Ending December 31,
2016	$20,000

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of December 31, 2015.

Note 11 — Income Taxes

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $1,691,000 that may be available to reduce future years’ taxable income in varying amounts through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2015	December 31, 2014
Federal income tax benefit attributable to:
Current Operations	$1,565,297	$126,017
Less: valuation allowance	(1,565,297)	(126,017)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 38.6% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2015	December 31, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$653,354	$48,680
Less: valuation allowance	(653,354)	(48,680)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $1,691,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Note 12 — Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events, other than those mentioned elsewhere within this filing, to be disclosed.

