Form 10-Q
period 2016-03-31
GROW SOLUTIONS HOLDINGS, INC.
filed 2016-05-16
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

As of May 16, 2016, there were 46,459,545 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Grow Solutions Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2016	2015

Assets

Assets:
Cash	$411,170	$814,663
Accounts receivable, net	138,313	80,555
Inventories, net	935,542	679,899
Prepaid expenses and other current assets	3,000	-
Debt issuance costs, net	101,303	126,119
Total current assets	1,589,328	1,701,236

Property and Equipment, net	40,441	20,818

Goodwill	507,815	507,815

Total Assets	$2,137,584	$2,229,869

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$980,741	$926,588
Convertible notes, net of debt discount	298,272	108,763
Related party payable	20,000	40,000
Total current liabilities	1,299,013	1,075,351

Long-term Liabilities:
Derivative liabilities	1,083,800	1,167,836
Total long-term liabilities	1,083,800	1,167,836

Total Liabilities	2,382,813	2,243,187

Commitments and contingencies

Stockholders' Deficit
Preferred Stock, par value $0.001: 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,484,545 and 46,389,545 shares issued and outstanding	46,485	46,390
Additional paid in capital	1,555,045	1,555,140
Accumulated deficit	(1,846,759)	(1,614,848)
Total Stockholders' Deficit	(245,229)	(13,318)

Total Liabilities and Stockholders' Deficit	$2,137,584	$2,229,869

See accompanying notes to the condensed consolidated financial statements

Grow Solutions Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Net Sales	$1,353,624	$-

Cost of goods sold	844,362	-

Gross profit	509,262	-

Selling, general and administrative expenses	567,664	363,566
Total Selling, general and administrative	567,664	363,566

(Loss) income from operations	(58,402)	(363,566)

Other income (expense)
Interest expense	(260,665)	-
Other Income	3,120	-
Change in fair value of derivative liabilities	84,036	-
Total other (expense) income	(173,509)	-

Net (loss) income	$(231,911)	$(363,566)

Net (loss) income per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	46,502,545	47,191,667

See accompanying notes to the condensed consolidated financial statements

Grow Solutions Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(231,911)	$(363,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,691	-
Non-cash interest expense	-	-
Accretion of debt issuance costs	24,816	-
Accretion of debt discount	189,509	-
Change in fair value of derivative liabilities	(84,036)	-
Changes in operating assets and liabilities:
Accounts receivable	(57,758)	-
Inventory	(255,643)	-
Prepaid expenses	(3,000)	-
Accounts payable and accrued expenses	54,153	-
Net Cash (Used In) Provided by Operating Activities	(362,179)	(363,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for machinery and equipment	(21,314)	-
Net Cash Used In Investing Activities	(21,314)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	320,000
Proceeds from issuance of convertible note	-	-
Repayments of note payable	(20,000)	-
Cash paid for debt issuance costs	-	-
Net Cash Used by Financing Activities	(20,000)	320,000

Net (Decrease) Increase in Cash	(403,493)	(43,566)

Cash - Beginning of Period	814,663	452,275

Cash - End of Period	$411,170	$408,709

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$42,750	$-

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

The Merger

Effective April 28, 2015, the Company entered into an Acquisition Agreement and Plan of Merger (the “the Merger”) with Grow Solutions, Inc., a Delaware corporation (“Grow Solutions”) and LightTouch Vein & Laser Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (“LightTouch Acquisition”). Under the terms of the Merger, Grow Solutions merged with LightTouch Acquisition and became a wholly owned subsidiary of the Company. The Grow Solutions’ shareholders and certain creditors of the Company received 44,005,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Grow Solutions. Following the closing of the Grow Solutions Agreement, Grow Solutions’ business became the primary focus of the Company and Grow Solutions management assumed control of the management of the Company with the former director of the Company resigning upon closing of the Agreement. Shareholders maintained 1,886,612 shares as part of the recapitalization.

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

The Company recorded the purchase of OneLove using the acquisition method of accounting as specified in ASC 805 “Business Combinations.” This method of accounting requires the acquirer to (i) record purchase consideration issued to sellers in a business combination at fair value on the date control is obtained, (ii) determine the fair value of any non-controlling interest, and (iii) allocate the purchase consideration to all tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. Further, the Company commenced reporting the results of OneLove on a consolidated basis with those of the Company effective upon the date of the acquisition

The Company consolidated OneLove as of the effective date of the agreement, and the results of operations of the Company include that of OneLove. The Company recognized net revenues attributable to OneLove of $1,501,284 the three months ended March 31, 2015.

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

As per the Acquisition agreement, the Company has paid $30,000 of the $50,000 cash flow note and as of March 31, 2016, the balance of the cash flow note is $20,000.

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

The Company consolidated Hygrow as of the effective date of the agreement, and the results of operations of the Company include that of Hygrow.  The Company recognized net revenues attributable to Hygrow of $427,561 during the three months ended March 31, 2015.

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

The aggregate gross proceeds from the closing were $541,000 (the Company recorded $332,570 for the fair value of the warrants as a derivative liability).

Note 2 — Going Concern and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of March 31, 2016, the Company had a working capital of $290,315 and an accumulated deficit of $1,846,759.  The Company has a history net losses since inception. The Company believes that it has sufficient cash to fund its operations.  However, there is no assurance that the Company’s projections and estimates are accurate.  In the event that the Company does not receive anticipated proceeds operations and financings, it is possible that the Company would not have sufficient resources to continue as a going concern for the next year. In order to mitigate these risks, the Company is actively managing and controlling the Company’s cash outflows. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The unaudited condensed consolidated financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the year ended December 31, 2015 has been omitted. The results of operations for the interim periods presented are not necessarily indicative of results for the entire year ending December 31, 2016 or any other period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2016 and December 31, 2016, the Company had cash and cash equivalents of $411,170 and $814,663, respectively. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits.

Inventory

Inventory is stated at lower of cost or market using the first-in, first-out (FIFO) valuation method. Inventory was comprised of finished goods at March 31, 2016 and December 31, 2015.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three months ended March 31, 2016 and 2015 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Convertible notes payable	6,622,718	-
Warrants	4,955,000	3,850,000
Totals	11,577,718	3,850,000

Subsequent events

The Company has evaluated events that occurred subsequent to March 31, 2016 and through the date the financial statements were issued.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. In July 2015, the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-06, “Derivatives and Hedging” (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

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

Note 5 — Property and Equipment

Property and equipment consisted of the following at March 31, 2016 and December 31, 2015:

		March 31,	December 31,
	Lives	2016	2015

Equipment	5 years	$29,608	$23,044
Office equipment	7 years	3,724	3,724
Leasehold improvements	5 years	16,335	1,585
Less: accumulated depreciation		(9,226)	(7,535)
Property and equipment, net		$40,441	$20,818

Depreciation expense for the year ended March 31, 2016 and 2015 was $1,691 and $0, respectively.

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

Upon issuance of the note, a debt discount was recorded and any difference in comparison to the face value of the note, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense.  The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $771,728 and $961,237 as of March 31, 2016 and December 31, 2015, respectively.

The fair value of the embedded conversion feature was estimated using the Black-Scholes option-pricing model. See Note 7 for the estimates and assumptions used.

Note 7 — Derivative Liabilities

In connection with the private placement and debt transactions during the period ended December 31, 2015, the Company issued 4,955,000 warrants, to purchase common stock with an exercise price of $0.40 and a three year term. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the warrants as a derivative liability.

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

Level 3 Financial Liabilities – Derivative convertible note and warrant liabilities

The following are the major categories of assets and liabilities that were measured at fair value during the year ended March 31, 2016, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Quoted Prices In Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2016

Embedded conversion feature	$-	$-	$673,402	$673,402
Warrant liability	-	-	410,398	410,398
March 31, 2016	$-	$-	$1,083,800	$1,083,800

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the year ended March 31, 2016.

	Warrant Liability	Embedded Conversion Feature	Total
Balance - December 31, 2015	$437,252	$730,584	$1,167,836
Change in fair value of derivative liability	(26,854)	(57,182)	(84,036)
Issuance of derivative warrant liabilities	-	-	-
Included in debt discount	-	-	-
Balance – March 31, 2016	$410,398	$673,402	$1,083,800

The fair value of the derivative feature of the convertible notes and warrants on the balance sheet date were calculated using an option model valued with the following weighted average assumptions:

March 31, 2016
Risk free interest rate	0.66%
Dividend yield	0.00%
Expected volatility	114% - 116%
Remaining term	1.60 - 2.44 years

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

During the three months ended March 31, 2016, the Company marked the derivative feature of the warrants to fair value and recorded a gain of $84,036 relating to the change in fair value.

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

As of March 31, 2016 and December 31, 2015, there were 46,484,545 and 46,389,545 shares of our common stock issued and outstanding, respectively.

Warrants

The following is a summary of the Company’s warrant activity during the period from December 31, 2015 to March 31, 2016:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2015	4,955,000	$0.40
Exercisable – December 31, 2015	4,955,000	$0.40
Granted	-	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2016	4,955,000	$0.40
Exercisable – March 31, 2015	4,955,000	$0.40

As of March 31, 2016 and December 31, 2015, the total intrinsic value of options outstanding and exercisable was $0.

Note 9 — Related Party Transactions

As per the Acquisition agreement, fully described in Note 1, the Company has paid $30,000 of the $50,000 cash flow note and as of March 31, 2016, the balance of the cash flow note is $20,000, payable to a related party.

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

Rent expense totaled $40,541 and $0 for the three months ended March 31, 2016 and 2015, respectively.

Future minimum lease payments under these non-cancelable operating leases are approximately as follows:

Year Ending December 31,
2016 (remainder of year)	$5,000

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of March 31, 2016.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Grow Solutions Holdings, Inc. (the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are (collectively, the “Filings”) based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Amended Registration Statement on Form S-1 filed with the SEC on April 5, 2016, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations

The following table sets forth the summary statements of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015

Net Sales	$1,353,624	$-
Gross profit	$509,262	$-
Selling, general and administrative expenses	$(567,664)	$(363,566)
Other expense	$(173,509)	$-
Net loss	$(231,911)	$(363,566)

Net Sales

Net sales increased to $1,353,624 during the three months ended March 31, 2016, from $0 for the three months ended March 31, 2015. The increase in net sales is primarily related to the Company executing on their expansion strategy and completing the acquisitions of OneLove in May 2015 and Hygrow in September 2015.

Gross Profit

The gross profit was $509,262 for the three months ended March 31, 2016 and $0 for the three months ended March 31, 2016. This increase is due to the acquisitions of OneLove in May 2015 and Hygrow in September 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2016 and the three months ended March 31, 2015 were $569,664 and $363,566, respectively. Selling, general and administrative expenses consisted primarily of professional fees and payroll expenses during the three months ended March 31, 2016 due to the operations of OneLove and Hygrow.

Other expense

Other expense for the three months ended March 31, 2016 and for the three months ended March 31, 2015 was $173,509 and $0, respectively. Other expenses for the three months ended March 31, 2016 consisted primarily of the change in fair value of the derivative liabilities of $84,036 offset by interest expense of $46,340, $189,509 and $24,816 from the interest expense, accretion of debt discount and amortization of debt issuance costs related to the convertible notes, respectively.

Net Loss

As a result of the foregoing factors, the net loss for the three months ended March 31, 2016 and 2015 was $231,911 and $363,566, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2016 compared to December 31, 2015:

	Period Ended
	March 31, 2016	December 31, 2015	Increase/ (Decrease)

Current Assets	$1,589,328	$1,701,236	$(111,908)
Current Liabilities	$1,299,013	$1,075,351	$223,662
Working Capital	$290,315	$625,885	$(335,570)

As of March 31, 2016, we had working capital of $290,315 as compared to working capital of $625,885 as of December 31, 2015, a decrease of $335,570. The decrease in working capital is primarily attributable to decreases in cash. These changes were offset by increases in accounts payable and accrued expenses and a balance due from a convertible note.

Net Cash

Net cash used in operating activities for the three months ended March 31, 2016 was $(362,179) compared to $15,800 provided by operations for the three months ended March 31, 2015. This change is primarily attributable to the net loss for the current period offset by accretion of debt discount and debt issuance costs, and accounts payable and accrued expenses of $189,509, $24,816 and $, respectively. These increases were offset by changes in accounts receivable, inventory and the change in fair value of the derivative liability of $57,758, $255,643 and $84,036, respectively.

Net cash used in investing activities for the three months ended March 31, 2016 was $21,314 for machinery and equipment purchased during the period.

Net cash used by financing activities during the three months ended March 31, 2016 and 2015 was $20,000 and $320,000. These amounts represent repayments of outstanding notes payable during each period and proceeds from issuance of common stock.

Liquidity

At March 31, 2016, the Company had a cash balance of $411,170 and for the three months ended March 31, 2016, the Company had a net loss of $231,911. The Company believes it has sufficient cash on hand to meet its operating needs through the next 12 months.

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

Debt and Equity Financing

On September 2, 2015 (the “Effective Date”), Grow Solutions Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “SPA”) to issue and sell a Convertible Promissory Note (the “Note” and together with the SPA, the “Transaction Documents”) to an institutional investor (the “Investor”), in the principal amount of $120,000 (the “Principal Amount”). Pursuant to the Transaction Documents, on or about September 3, 2015 the Company received $120,000 in funding from the Investor (the “Closing Date”). The Company’s issuance of the securities to the Investor pursuant to the SPA are exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

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

As further consideration for TCA entering into and structuring the Credit Agreement, the Company shall pay to TCA an advisory fee by issuing shares of restricted common stock of the Company (the “Advisory Fee Shares”) equal to $325,000 (the “Advisory Fee”). In the event that the Company pays TCA all of the outstanding obligations due under the Credit Agreement on or before June 7, 2015, the Advisory Fee shall be reduced to $292,500. Additionally, as long as there is (i) no Event of Default (ii) no occurrence of any other event that would cause an Event of Default, and (iii) the Company makes timely Advisory Fee Payments (as defined below), TCA agrees that it will not sell any Advisory Fee Shares in the Principal Trading Market (as defined in the Credit Agreement) prior to the Maturity Date, in exchange for monthly cash payments by the Company beginning on July 4, 2016 and ending on the Maturity Date as set forth in the Credit Agreement, which shall be credited and applied towards the repayment of the Advisory Fee (the “Advisory Fee Payments”). In the event that TCA shall sell the Advisory Fee Shares, as long as there is no Event of Default, TCA shall not, during any given calendar week, sell Advisory Fee Shares in excess of 25% of the average weekly volume of shares reported by Bloomberg.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, the Company had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Amended Registration Statement on Form S-1 filed with the SEC on April 5, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed below, there were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2016 other than those previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Form of Acquisition Agreement and Plan of Merger by and among LightTouch Vein & Laser, Inc., LightTouch Vein & Laser Acquisition Corporation, and Grow Solutions, Inc. incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 19, 2015

2.2	Form of Acquisition Agreement and Plan of Merger by and among LightTouch Vein & Laser, Inc., Grow Solutions Acquisition LLC, One Love Garden Supply LLC and all of the members of One Love Garden Supply LLC incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 20, 2015

3.1	Certificate of Incorporation of Grow Solutions, Inc. incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 4, 2015

3.12	Amended and Restated Certificate of Incorporation for Grow Solutions, Inc. incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 4, 2015

3.13	Articles of Incorporation of Grow Solutions Holdings, Inc. incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10SB12G filed with the Securities and Exchange Commission on February 2, 2000

3.14	Certificate of Amendment to the Articles of Incorporation incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 26, 2015

3.21	Bylaws of Grow Solutions, Inc. incorporated herein by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 4, 2015

3.22	Bylaws of Grow Solutions Holdings, Inc. incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10SB12G filed with the Securities and Exchange Commission on February 2, 2000

4.1	Form of Promissory Note in favor of R. Bailey incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 19, 2015

4.2	Form of Promissory Note in favor of Grow Solutions, Inc. incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 19, 2015

4.3	Form of Promissory Note in favor of Michael Leago and Ashley N. Hollow incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 20, 2015

4.4	Revolving Note issued by the Company in favor of TCA Global Credit Master Fund, LP incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2015

10.1	Form of Employment Agreement incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 20, 2015

10.1	Asset Purchase Agreement by and between Grow Solutions Holdings, Inc,, One Love Garden Supply LLC, and D&B Industries incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 16, 2015

10.2	Credit Agreement by and among Grow Solutions Holdings, Inc., Grow Solutions, Inc., One Love Garden Supply, and TCA Global Credit Master Fund, LP incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2015

10.4	Security Agreement by and between Grow Solutions Holdings, Inc. and TCA Global Credit Master Fund, LP incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2015

10.5	Security Agreement by and among Grow Solutions, Inc., One Love Garden Supply, and TCA Global Credit Master Fund, LP incorporated herein by reference to Exhibit 10.4 the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2015

10.6	Pledge Agreement by and between Grow Solutions Holdings, Inc. and TCA Global Credit Master Fund, LP, with joinder of escrow agent incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2015

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROW SOLUTIONS HOLDINGS, INC.

Date: May 16, 2016	By:	/s/ Jeffrey Beverly
	Name:	Jeffrey Beverly
	Title:	President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

30