Form 10-Q
period 2016-06-30
GROW SOLUTIONS HOLDINGS, INC.
filed 2016-08-19
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

As of August 19, 2016, there were 44,616,612 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements

Page

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets (Unaudited)	F-2

Condensed Consolidated Statements of Operations (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-5

Grow Solutions Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets

Assets:
Cash	$193,882	$814,663
Accounts receivable, net	120,143	80,555
Note receivable and accrued interest	151,971	-
Inventories, net	971,880	679,899
Debt issuance costs, net	76,487	126,119
Total current assets	1,514,363	1,701,236

Property and Equipment, net	44,144	20,818

Goodwill	507,815	507,815

Total Assets	$2,066,322	$2,229,869

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$997,127	$926,588
Convertible notes, net of debt discount	949,781	108,763
Related party payable	-	40,000
Total current liabilities	1,946,908	1,075,351

Long-term Liabilities:
Derivative liabilities	966,421	1,167,836
Total long-term liabilities	966,421	1,167,836

Total Liabilities	2,913,329	2,243,187

Commitments and contingencies

Stockholders' Deficit
Preferred Stock, par value $0.001: 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 44,641,612 and 46,389,545 shares issued and outstanding	44,642	46,390
Additional paid in capital	1,556,888	1,555,140
Accumulated deficit	(2,448,537)	(1,614,848)
Total Stockholders' Deficit	(847,007)	(13,318)

Total Liabilities and Stockholders' Deficit	$2,066,322	$2,229,869

See accompanying notes to the condensed consolidated financial statements

Grow Solutions Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net Sales	$1,689,282	$325,051	$3,042,906	$325,051

Cost of goods sold	1,337,188	264,911	2,181,550	264,911

Gross profit	352,094	60,140	861,356	60,140

Selling, general and administrative expenses	802,007	408,481	1,369,671	850,390
Total Selling, general and administrative	802,007	408,481	1,369,671	850,390

Loss from operations	(449,913)	(348,341)	(508,315)	(790,250)

Other income (expense)
Interest expense	(270,564)	-	(531,229)	-
Other Income	1,320	-	4,440	-
Change in fair value of derivative liabilities	117,379	(175,557)	201,415	(175,557)
Total other (expense) income	(151,865)	(175,557)	(325,374)	(175,557)

Net loss	$(601,778)	$(523,898)	$(833,689)	$(965,807)

Net loss income per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding
-basic and diluted	46,559,545	51,192,295	46,531,202	51,192,295

See accompanying notes to the condensed consolidated financial statements

Grow Solutions Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(833,689)	$(965,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Recapitalization	-	43,288
Depreciation	4,518	424
Accretion of debt issuance costs	49,632	-
Accretion of debt discount	379,018	-
Interest income	(1,971)	-
Share-based compensation	-	250,000
Change in fair value of derivative liabilities	(201,415)	175,557
Changes in operating assets and liabilities:
Accounts receivable	(39,588)	(12,624)
Inventory	(291,981)	79,713
Accounts payable and accrued expenses	70,539	(114,326)
Net Cash Used In Operating Activities	(864,937)	(543,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for business acquisition	-	(200,039)
Cash paid for note receivable	(150,000)	-
Cash paid for machinery and equipment	(27,844)	(1,039)
Net Cash Used In Investing Activities	(177,844)	(201,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	405,000
Proceeds from issuance of convertible note	637,000	-
Repayments of convertible note	(175,000)	-
Repayments of note payable	(40,000)	-
Net Cash Provided by Financing Activities	422,000	405,000

Net Decrease in Cash	(620,781)	(339,853)

Cash - Beginning of Period	814,663	452,275

Cash - End of Period	$193,882	$112,422

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$71,250	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Recognition of derivative liability embedded in stock purchase warrant	$-	$255,867

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

The Company recorded the purchase of OneLove using the acquisition method of accounting as specified in ASC 805 “Business Combinations.” This method of accounting requires the acquirer to (i) record purchase consideration issued to sellers in a business combination at fair value on the date control is obtained, (ii) determine the fair value of any non-controlling interest, and (iii) allocate the purchase consideration to all tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. Further, the Company commenced reporting the results of OneLove on a consolidated basis with those of the Company effective upon the date of the acquisition

The Company consolidated OneLove as of the effective date of the agreement, and the results of operations of the Company include that of OneLove. The Company recognized net revenues attributable to OneLove of $325,051 during the six months ended June 30, 2015.

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

As per the Acquisition agreement, the Company has paid all of the cash flow note and as of June 30, 2016, the balance of the cash flow note is $0.

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

The Company consolidated Hygrow as of the effective date of the agreement, and the results of operations of the Company include that of Hygrow.  The Company recognized net revenues attributable to Hygrow of $1,306,347 during the six months ended June 30, 2015.

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

Note 2 — Going Concern and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of June 30, 2016, the Company had a working capital deficit of $432,545 and an accumulated deficit of $2,448,537.  The Company has a history net losses since inception. The Company believes that it has sufficient cash to fund its operations.  However, there is no assurance that the Company’s projections and estimates are accurate.  In the event that the Company does not receive anticipated proceeds operations and financings, it is possible that the Company would not have sufficient resources to continue as a going concern for the next year. In order to mitigate these risks, the Company is actively managing and controlling the Company’s cash outflows. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2016 and December 31, 2016, the Company had cash and cash equivalents of $193,882 and $814,663, respectively. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits.

Inventories

Inventories are stated at lower of cost or market using the first-in, first-out (FIFO) valuation method. Inventory was comprised of finished goods at June 30, 2016 and December 31, 2015.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and six months ended June 30, 2016 and 2015 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Convertible notes payable	7,418,968	-
Warrants	4,955,000	4,275,000
Totals	12,373,968	4,275,000

Subsequent events

The Company has evaluated events that occurred subsequent to June 30, 2016 and through the date the financial statements were issued.

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

Note 4 — Notes Receivable and accrued interest

In April 2014, the Company signed a letter of intent with Delta Entertainment Group (“Delta”) to enter into a reverse merger transaction. In exchange for Delta’s exclusivity until the earlier of the execution of a stock exchange agreement or June 30, 2014, the Company paid Delta $25,000. Delta was to use the $25,000 to become current with its public filings. Since the stock exchange transaction was not executed by June 30, 2014, the $25,000 that the Company provided to Delta reverted to a one year note with an interest rate at 8% per annum. The Company determined that since Delta lacked the financial resources to get current in its public filings, the collectability of the note was doubtful. Accordingly, the Company has not accrued any interest income on the note and has booked a 100% reserve against the note receivable.

In April 2016, the Company executed a non-recourse loan and security agreement with Infinite Distribution Inc. (“Infinite”) and paid Infinite gross proceeds of $150,000. The note accrues interest at 6% per annum maturing on April 18, 2020.

Note 5 – Property and Equipment

Property and equipment consisted of the following at June 30, 2016 and December 31, 2015:

		June 30,	December 31,
	Lives	2016	2015

Equipment	5 years	$29,608	$23,044
Office equipment	7 years	7,254	3,724
Leasehold improvements	5 years	19,335	1,585
Less: accumulated depreciation		(12,053)	(7,535)
Property and equipment, net		$44,144	$20,818

Depreciation expense for the six months ended June 30, 2016 and 2015 was $4,518 and $424, respectively.

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

Debt Offering (B)

Effective December 7, 2015, the Company closed a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, Grow Solutions, Inc. and One Love Garden Supply LLC as joint and several guarantors (such guarantors, collectively, the “Subsidiaries” and together with the Company, the “Borrowers”) and TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership, as lender (“TCA”). Pursuant to the Credit Agreement, TCA agreed to loan the Company up to a maximum of $3,000,000 for the Company’s product division, construction and renovation of two stores, and inventory. An initial amount of $950,000 was funded by TCA at the closing of the Credit Agreement.  Any increase in the amount extended to the Borrowers shall be at the discretion of TCA.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of TCA, as evidenced by a Security Agreement by and between the Company and TCA (the “Company Security Agreement”) and a first position security interest in substantially all of the Subsidiaries’ assets in favor of TCA, as evidenced by a Security Agreement by and among the Subsidiaries and TCA (the “Subsidiaries Security Agreement” and, together with the Company Security Agreement, the “Security Agreements”).  The Revolving Note is in the original principal amount of $950,000, is due and payable, along with interest thereon, on June 7, 2017 (the “Maturity Date”), and bears interest at the rate of 18% per annum, with the first four months of payments by the Company under the Revolving Note being interest only. Upon the occurrence of an Event of Default (as defined in the Credit Agreement) the interest rate shall increase to the Default Rate (as defined in the Credit Agreement). The payments under the Revolving Note are amortized over 18 months. During the six months ended June 30, 2016, the Company made principal and interest payments of $175,000 and $71,250, respectively. The outstanding balance due under the note was $775,000 and $950,000 as of June 30, 2016 and December 31, 2015, respectively.

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

The Company issued 325,000 shares of common stock to the creditor as compensation for financing costs of $325,000. The issuance of the 325,000 shares has been recorded at par value with a corresponding decrease to paid-in capital. Upon the sale of the shares by the creditor, the financing cost liability will be reduced by the amount of the proceeds with a corresponding increase to paid-in capital. The Company will still be liable for any shortfall from the proceeds realized by the creditor. The ultimate amount to be recorded in satisfaction of the debt will not exceed the balance of the financing cost recorded.

Debt Offering (C)

During the six months ended June 30, 2016, the Company entered into an agreement for the issuance of convertible notes to third party lenders for aggregate proceeds of $637,000. The notes accrue interest at 12% per annum maturing two years from issuance. The notes are convertible into shares of common stock at a conversion price of $0.80.

As of June 30, 2016 and December 31, 2015, the total outstanding balance of the above convertible notes, net of debt discount, was $949,781 and $108,763, respectively.

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

Upon issuance of the note, a debt discount was recorded and any difference in comparison to the face value of the note, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense.  The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $582,219 and $961,237 as of June 30, 2016 and December 31, 2015, respectively.

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

Level 3 Financial Liabilities – Derivative convertible note and warrant liabilities

The following are the major categories of assets and liabilities that were measured at fair value during the year ended June 30, 2016, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Quoted Prices In Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2016

Embedded conversion feature	$-	$-	$609,559	$609,559
Warrant liability	-	-	356,862	356,862
June 30, 2016	$-	$-	$966,421	$966,421

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the year ended June 30, 2016.

	Warrant Liability	Embedded Conversion Feature	Total
Balance - December 31, 2015	$437,252	$730,584	$1,167,836
Change in fair value of derivative liability	(80,390)	(121,25)	(201,415)
Issuance of derivative warrant liabilities	-	-	-
Included in debt discount	-	-	-
Balance – June 30, 2016	$356,862	$609,559	$966,421

The fair value of the derivative feature of the convertible notes and warrants on the balance sheet date were calculated using an option model valued with the following weighted average assumptions:

June 30, 2016
Risk free interest rate	0.52%
Dividend yield	0.00%
Expected volatility	111% - 114%
Remaining term	1.35 – 2.19 years

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

During the three months ended June 30, 2016 and 2015, the Company marked the derivative feature of the warrants to fair value and recorded a gain (loss) of $117,379 and ($175,557), respectively, relating to the change in fair value.

During the six months ended June 30, 2016, the Company marked the derivative feature of the warrants to fair value and recorded a gain (loss) of $201,415 and ($175,557), relating to the change in fair value.

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

As of June 30, 2016 and December 31, 2015, there were 44,641,612 and 46,389,545 shares of our common stock issued and outstanding, respectively.

Warrants

The following is a summary of the Company’s warrant activity during the period from December 31, 2015 to June 30, 2016:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2015	4,955,000	$0.40
Exercisable – December 31, 2015	4,955,000	$0.40
Granted	-	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2016	4,955,000	$0.40
Exercisable – June 30, 2015	4,955,000	$0.40

As of June 30, 2016 and December 31, 2015, the total intrinsic value of options outstanding and exercisable was $0.

Note 9 — Related Party Transactions

As per the Acquisition agreement, fully described in Note 1, the Company has paid $50,000 of the $50,000 cash flow note and as of June 30, 2016, the balance of the cash flow note is $0, payable to a related party.

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

In June 2016, OneLove executed a new lease agreement for its storefront property in Boulder, Colorado. The lease is for a five year period and requires initial base annual rent of $93,600 with 5% increases thereafter. In addition, the Company is responsible for its pro-rata charges for operating expenses and taxes for $39,624 per year.

The Company assumed the Hygrow leases for the storefront properties in Denver, Colorado and Pueblo, Colorado. The leases are on a month to month basis with monthly payments of $3,700 and $800, respectively.

Rent expense totaled $101,347 and $7,847 for the six months ended June 30, 2016 and 2015, respectively.

Future minimum lease payments under these non-cancelable operating leases are approximately as follows:

Year Ending December 31,
2016 (remainder of year)	$66,612
2017	135,954
2018	140,774
2019	145,834
2020	151,141
2021	63,915
$704,230

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of June 30, 2016.

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

Results of Operations

The following table sets forth the summary statements of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30, 2016	June 30, 2015

Net Sales	$1,689,282	$325,051
Gross profit	$352,094	$60,140
Selling, general and administrative expenses	$(802,007)	$(408,481)
Other expense	$(151,865)	$(175,557)
Net loss	$(601,778)	$(523,898)

Net Sales

Net sales increased to $1,689,282 during the three months ended June 30, 2016, from $325,051 for the three months ended June 30, 2015. The increase in net sales is primarily related to the Company executing on their expansion strategy and completing the acquisitions of OneLove in May 2015 and Hygrow in September 2015.

Gross Profit

The gross profit was $352,094 for the three months ended June 30, 2016 and $60,140 for the three months ended June 30, 2015. This increase is due to the acquisitions of OneLove in May 2015 and Hygrow in September 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2016 and 2015 were $802,007 and $408,481, respectively. Selling, general and administrative expenses consisted primarily of professional fees related to operating as a public company and payroll expenses from the operations of OneLove and Hygrow.

Other expense

Other expense for the three months ended June 30, 2016 and 2015 was $151,865 and $175,557, respectively. Other expenses for the three months ended June 30, 2016 consisted primarily of the change in fair value of the derivative liabilities of $117,379 offset by interest expense of $56,239, $189,509 and $24,816 from the interest expense, accretion of debt discount and amortization of debt issuance costs related to the convertible notes, respectively. Oher expenses for the three months ended June 30, 2015 consisted of the change in fair value of the derivative liabilities of ($175,557).

Net Loss

As a result of the foregoing factors, the net loss for the three months ended June 30, 2016 and 2015 was $601,778 and $523,898, respectively.

The following table sets forth the summary statements of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30, 2016	June 30, 2015

Net Sales	$3,042,906	$325,051
Gross profit	$861,356	$60,140
Selling, general and administrative expenses	$(1,369,671)	$(850,390)
Other expense	$(325,374)	$(175,557)
Net loss	$(833,689)	$(965,807)

Net Sales

Net sales increased to $1,353,624 during the six months ended June 30, 2016, from $325,051 for the six months ended June 30, 2015. The increase in net sales is primarily related to the Company executing on their expansion strategy and completing the acquisitions of OneLove in May 2015 and Hygrow in September 2015.

Gross Profit

The gross profit was $861,356 for the six months ended June 30, 2016 and $60,140 for the six months ended June 30, 2016. This increase is due to the acquisitions of OneLove in May 2015 and Hygrow in September 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2016 and 2015 were $1,369,671 and $850,390, respectively. Selling, general and administrative expenses consisted primarily of professional fees related to operating as a public company and payroll expenses from the operations of OneLove and Hygrow.

Other expense

Other expense for the six months ended June 30, 2016 and 2015 was $325,374 and $175,557, respectively. Other expenses for the six months ended June 30, 2016 consisted primarily of the change in fair value of the derivative liabilities of $201,415 offset by interest expense of $102,579, $379,018 and $49,632 from the interest expense, accretion of debt discount and amortization of debt issuance costs related to the convertible notes, respectively. Oher expenses for the six months ended June 30, 2015 consisted of the change in fair value of the derivative liabilities of ($175,557).

Net Loss

As a result of the foregoing factors, the net loss for the six months ended June 30, 2016 and 2015 was $833,689 and $965,807, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2016 compared to December 31, 2015:

	Period Ended
	June 30, 2016	December 31, 2015	Increase/ (Decrease)

Current Assets	$1,514,363	$1,701,236	$(186,873)
Current Liabilities	$1,946,908	$1,075,351	$871,557
Working Capital	$(432,545)	$625,885	$(1,058,430)

As of June 30, 2016, we had working capital deficit of ($432,545) as compared to working capital of $625,885 as of December 31, 2015, a decrease of $1,058,430. The decrease in working capital is primarily attributable to decreases in cash. These changes were offset by increases in accounts payable and accrued expenses and a balances due from convertible notes.

Net Cash

Net cash used in operating activities for the six months ended June 30, 2016 was $864,937 compared to $543,775 used in operations for the six months ended June 30, 2015. This change is primarily attributable to the net loss for the current period offset by the change in accounts payable and accrued expenses of $70,539 and the accretion of debt discount and debt issuance costs of $379,018 and $49,632, respectively. These increases were offset by changes in accounts receivable, inventory and the change in fair value of the derivative liability of $39,588, $291,981 and $201,415, respectively.

Net cash used in investing activities for the six months ended June 30, 2016 was $21,314 for machinery and equipment purchased during the period. In addition, the Company loaned $150,000 to a third party. Net cash used in investing activities for the six months ended June 30, 2015 was $1,039 for machinery and equipment purchased during the period. In addition, the Company paid $200,039 for the acquisition of OneLove.

Net cash provided by financing activities during the six months ended June 30, 2016 and 2015 was $422,000 and $405,000, respectively. These amounts during the current period represent repayments of $215,000 on outstanding notes payable offset by proceeds of $637,000 from the issuance of convertible notes payable. During the prior comparative period, the Company received gross proceeds of $405,000 from issuance of common stock.

Liquidity

At June 30, 2016, the Company had a cash balance of $193,882 and for the six months ended June 30, 2016, the Company had a net loss of $833,689. The Company believes it has sufficient cash on hand to meet its operating needs through the next 12 months.

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

During the six months ended June 30, 2016, the Company entered into an agreement for the issuance of convertible notes to third party lenders for aggregate proceeds of $637,000 (the “Notes”). The Notes accrue interest at 12% per annum maturing two years from issuance. The Notes are convertible into shares of common stock at a conversion price of $0.80.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, the Company had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Prospectus Supplement filed with the SEC on May 10, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed below, there were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2016 other than those previously reported in a Current Report on Form 8-K.

During the six months ended June 30, 2016, the Company entered into an agreement for the issuance of convertible notes to third party lenders for aggregate proceeds of $637,000 (the “Notes”). The Notes accrue interest at 12% per annum maturing two years from issuance. The Notes are convertible into shares of common stock at a conversion price of $0.80. As of June 30, 2016 and December 31, 2015, the total outstanding balance of the above Notes, net of debt discount, was $949,781 and $108,763, respectively.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROW SOLUTIONS HOLDINGS, INC.

Date: August 19, 2016	By:	/s/ Jeffrey Beverly
	Name:	Jeffrey Beverly
	Title:	President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)