Form 10-Q
period 2016-09-30
GROW SOLUTIONS HOLDINGS, INC.
filed 2016-11-21
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2016

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-29301

GROW SOLUTIONS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0575118
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1111 Broadway - Suite 406

Denver, CO 80203

(Address of principal executive offices)

(646) 863-6341

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

As of November 21, 2016, there were 46,716,612 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENTS

Index to Condensed Consolidated Financial Statements

Page

Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets (Unaudited)	F-2

Condensed Consolidated Statements of Operations (Unaudited)	F-3

Condensed Consolidated Statements of Cash Flows (Unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-5

Grow Solutions Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets

Assets:
Cash	$141,575	$814,663
Accounts receivable, net	11,726	80,555
Note receivable and accrued interest	204,913	-
Inventories, net	841,976	679,899
Debt issuance costs, net	55,838	126,119
Total current assets	1,256,028	1,701,236

Property and Equipment, net	41,306	20,818

Goodwill	507,815	507,815
Total Assets	$1,805,149	$2,229,869

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$165,878	$926,588
Convertible notes, net of debt discount	1,421,800	108,763
Related party payable	-	40,000
Total current liabilities	1,587,678	1,075,351

Long-term Liabilities:
Derivative liabilities	929,404	1,167,836
Total long-term liabilities	929,404	1,167,836

Total Liabilities	2,517,082	2,243,187

Commitments and contingencies

Stockholders' Deficit
Preferred Stock, par value $0.001: 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,908,368 and 46,389,545 shares issued and outstanding	46,909	46,390
Additional paid in capital	3,451,832	1,555,140
Accumulated deficit	(4,210,674)	(1,614,848)
Total Stockholders' Deficit	(711,933)	(13,318)

Total Liabilities and Stockholders' Deficit	$1,805,149	$2,229,869

See accompanying notes to the condensed consolidated financial statements

Grow Solutions Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net Sales	$1,706,216	$993,077	$4,749,122	$1,318,128

Cost of goods sold	963,557	705,763	3,145,107	970,674

Gross profit	742,659	287,314	1,604,015	347,454

Selling, general and administrative expenses	2,059,393	539,516	3,376,564	1,389,906
Total Selling, general and administrative	2,059,393	539,516	3,376,564	1,389,906

Loss from operations	(1,316,734)	(252,202)	(1,772,549)	(1,042,452)

Other income (expense)
Interest expense	(246,164)	(12,290)	(777,393)	(12,290)
Other Income	39,033	732	43,473	732
Change in fair value of derivative liabilities	(290,772)	39,259	(89,357)	(136,298)
Total other (expense) income	(497,903)	27,701	(823,277)	(147,856)

Net loss	$(1,814,637)	$(224,501)	$(2,595,826)	$(1,190,308)

Net loss income per common share - basic and diluted	$(0.04)	$(0.00)	$(0.06)	$(0.02)

Weighted average common shares outstanding -basic and diluted	45,980,601	53,783,315	46,345,652	53,783,315

See accompanying notes to the condensed consolidated financial statements

Grow Solutions Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,595,826)	$(1,190,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Recapitalization	-	46,150
Depreciation	7,355	1,115
Accretion of debt discount and debt issuance costs	606,478	12,088
Interest income	(4,913)	-
Share-based compensation	1,400,274	410,000
Change in fair value of derivative liabilities	89,357	136,298
Changes in operating assets and liabilities:
Accounts receivable	68,829	(40,289)
Inventory	(162,077)	(27,301)
Accounts payable and accrued expenses	(760,710)	(48,761)
Net Cash Used In Operating Activities	(1,351,233)	(701,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for business acquisitions	-	(178,711)
Cash paid for note receivable	(200,000)	-
Cash paid for machinery and equipment	(27,843)	(14,602)
Net Cash Used In Investing Activities	(227,843)	(193,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	75,040	616,000
Proceeds from issuance of convertible note	1,117,000	120,000
Repayments of convertible note	(246,052)	-
Repayments of note payable	(40,000)	-
Cash paid for debt issuance costs	-	(15,000)
Net Cash Provided by Financing Activities	905,988	721,000

Net Decrease in Cash	(673,088)	(173,321)

Cash - Beginning of Period	814,663	452,275

Cash - End of Period	$141,575	$278,954

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$71,250	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Recognition of derivative liability embedded in stock purchase warrant	$-	$255,867
Debt discount on convertible note	$-	$116,238
Stock issued for OneLove acquisition	$-	$29,000
Stock issued for Hygrow acquisition	$-	$60,000
Derivative cease to exist upon conversion of notes	$327,789	$-
Stock issued upon conversion of notes	$94,108	$-

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

The Company recorded the purchase of OneLove using the acquisition method of accounting as specified in ASC 805 “Business Combinations.” This method of accounting requires the acquirer to (i) record purchase consideration issued to sellers in a business combination at fair value on the date control is obtained, (ii) determine the fair value of any non-controlling interest, and (iii) allocate the purchase consideration to all tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. Further, the Company commenced reporting the results of OneLove on a consolidated basis with those of the Company effective upon the date of the acquisition

The Company consolidated OneLove as of the effective date of the agreement, and the results of operations of the Company include that of OneLove. The Company recognized net revenues attributable to OneLove of $1,318,128 during the nine months ended September 30, 2015.

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

As per the Acquisition agreement, the Company has paid all of the cash flow note and as of September 30, 2016, the balance of the cash flow note is $0.

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

The Company consolidated Hygrow as of the effective date of the agreement, and the results of operations of the Company include that of Hygrow. The Company recognized net revenues attributable to Hygrow of $1,318,128 during the nine months ended September 30, 2015.

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

Note 2 — Going Concern and Management’s Plan

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As of September 30, 2016, the Company had a working capital deficit of $331,650 and an accumulated deficit of $4,210,674.  The Company has a history net losses since inception. The Company believes that it has sufficient cash to fund its operations.  However, there is no assurance that the Company’s projections and estimates are accurate.  In the event that the Company does not receive anticipated proceeds operations and financings, it is possible that the Company would not have sufficient resources to continue as a going concern for the next year. In order to mitigate these risks, the Company is actively managing and controlling the Company’s cash outflows. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2016 and December 31, 2016, the Company had cash and cash equivalents of $141,575 and $814,663, respectively. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits.

Inventories

Inventories are stated at lower of cost or market using the first-in, first-out (FIFO) valuation method. Inventory was comprised of finished goods at September 30, 2016 and December 31, 2015.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the three and nine months ended September 30, 2016 and 2015 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Convertible notes payable	3,979,114	-
Options	475,00	-
Warrants	5,121,756	4,955,000
Totals	9,575,870	4,275,000

Subsequent events

The Company has evaluated events that occurred subsequent to September 30, 2016 and through the date the financial statements were issued.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers”. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. In July 2015, the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement.

In January 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its consolidated financial statements.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the impact of the new standard.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

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

During the nine months ended September 30, 2016, the Company executed a non-recourse loan and security agreement with Infinite Distribution Inc. (“Infinite”) and paid Infinite gross proceeds of $200,000. The note accrues interest at 6% per annum maturing on April 18, 2020.

Note 5 – Property and Equipment

Property and equipment consisted of the following at September 30, 2016 and December 31, 2015:

		September 30,	December 31,
	Lives	2016	2015

Equipment	5 years	$29,608	$23,044
Office equipment	7 years	7,254	3,724
Leasehold improvements	5 years	19,335	1,585
Less: accumulated depreciation		(14,890)	(7,535)
Property and equipment, net		$41,307	$20,818

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $7,355 and $1,115, respectively.

Note 6 — Convertible notes

Debt Offering (A)

On September 2, 2015, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $120,000. The note accrues interest at 12% per annum maturing on July 2, 2016. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 20 day trading period ending on the latest and complete trading day prior to the conversion. During the nine months ended September 30, 2016, the lender elected to convert an aggregate of $94,108 of principal and accrued interest into 1,110,000 shares of common stock. As of September 30, 2016, the principal and accrued interest on the notes due to the lender was $25,892.

Debt Offering (B)

Effective December 7, 2015, the Company closed a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, Grow Solutions, Inc. and One Love Garden Supply LLC as jont and several guarantors (such guarantors, collectively, the “Subsidiaries” and together with the Company, the “Borrowers”) and TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership, as lender (“TCA”). Pursuant to the Credit Agreement, TCA agreed to loan the Company up to a maximum of $3,000,000 for the Company’s product division, construction and renovation of two stores, and inventory. An initial amount of $950,000 was funded by TCA at the closing of the Credit Agreement.  Any increase in the amount extended to the Borrowers shall be at the discretion of TCA.

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of TCA, as evidenced by a Security Agreement by and between the Company and TCA (the “Company Security Agreement”) and a first position security interest in substantially all of the Subsidiaries’ assets in favor of TCA, as evidenced by a Security Agreement by and among the Subsidiaries and TCA (the “Subsidiaries Security Agreement” and, together with the Company Security Agreement, the “Security Agreements”).  The Revolving Note is in the original principal amount of $950,000, is due and payable, along with interest thereon, on June 7, 2017 (the “Maturity Date”), and bears interest at the rate of 18% per annum, with the first four months of payments by the Company under the Revolving Note being interest only. Upon the occurrence of an Event of Default (as defined in the Credit Agreement) the interest rate shall increase to the Default Rate (as defined in the Credit Agreement). The payments under the Revolving Note are amortized over 18 months. During the nine months ended September 30, 2016, the Company made principal and interest payments of $234,427 and $96,202, respectively. The outstanding balance due under the note was $703,948 and $950,000 as of September 30, 2016 and December 31, 2015, respectively.

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

Debt Offering (C)

During the nine months ended September 30, 2016, the Company entered into an agreement for the issuance of convertible notes to third party lenders for aggregate proceeds of $1,117,000. The notes accrue interest at 12% per annum maturing two years from issuance. The notes are convertible into shares of common stock at a conversion price of $0.80.

As of September 30, 2016 and December 31, 2015, the total outstanding balance of the above convertible notes, net of debt discount, was $1,421,800 and $108,763, respectively.

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

Upon issuance of the note, a debt discount was recorded and any difference in comparison to the face value of the note, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense.  The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $425,040 and $961,237 as of September 30, 2016 and December 31, 2015, respectively.

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

Level 3 Financial Liabilities – Derivative convertible note and warrant liabilities

The following are the major categories of assets and liabilities that were measured at fair value during the nine months ended September 30, 2016, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Quoted Prices In Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2016

Embedded conversion feature	$-	$-	$482,904	$482,904
Warrant liability	-	-	446,500	446,500
September 30, 2016	$-	$-	$929,404	$929,404

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended September 30, 2016.

	Warrant Liability	Embedded Conversion Feature	Total
Balance - December 31, 2015	$437,252	$730,584	$1,167,836
Change in fair value of derivative liability	9,248	80,109	89,357
Conversion of debt to equity	-	(327,789)	(327,789)
Issuance of derivative warrant liabilities	-	-	-
Included in debt discount	-	-	-
Balance – September 30, 2016	$446,500	$482,904	$929,404

The fair value of the derivative feature of the convertible notes and warrants on the balance sheet date were calculated using an option model valued with the following weighted average assumptions:

September 30, 2016
Risk free interest rate	0.21 - 0.59%
Dividend yield	0.00%
Expected volatility	109% - 120%
Remaining term	0.50 – 1.94 years

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

During the three months ended September 30, 2016 and 2015, the Company marked the derivative feature of the warrants to fair value and recorded a gain (loss) of ($290,772) and $39,259, respectively, relating to the change in fair value.

During the nine months ended September 30, 2016, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $89,357 and $136,298, relating to the change in fair value.

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

As of September 30, 2016 and December 31, 2015, there were 46,908,368 and 46,389,545 shares of our common stock issued and outstanding, respectively.

Options

During the nine months ended September 30, 2016, the Company granted 475,000 options to employees and the board of directors for services provided.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

For the Nine Months Ended June 30,
2015
Expected term (years)	5.0
Risk-free interest rate	1.35%
Volatility	138%
Dividend yield	0%

Expected term: The Company’s expected term is based on the period the options are expected to remain outstanding. The Company estimated this amount utilizing the “Simplified Method” in that the Company does not have sufficient historical experience to provide a reasonable basis to estimate an expected term.

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar term on the date of the grant.

Volatility: The Company calculates the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the options’ expected term.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

The following is a summary of the Company’s option activity during the period from December 31, 2015 to September 30, 2016:

	Options	Weighted Average Exercise Price

Outstanding – December 31, 2015	-	$-
Exercisable – December 31, 2015	-	$-
Granted	475,000	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2016	475,000	$0.40
Exercisable – September 30, 2015	475,000	$0.40

As of September 30, 2016 and December 31, 2015, the total intrinsic value of options outstanding and exercisable was $0.

For the nine months ended September 30, 2016 and 2015, the Company recognized an aggregate of $486,865 and $0, respectively, in stock-based compensation related to stock options which is reflected in the consolidated statements of operations.

Warrants

The following is a summary of the Company’s warrant activity during the period from December 31, 2015 to September 30, 2016:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2015	4,955,000	$0.40
Exercisable – December 31, 2015	4,955,000	$0.40
Granted	-	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2016	4,955,000	$0.40
Exercisable – September 30, 2015	4,955,000	$0.40

As of September 30, 2016 and December 31, 2015, the total intrinsic value of options outstanding and exercisable was $0.

Note 9 — Related Party Transactions

As per the Acquisition agreement, fully described in Note 1, the Company has paid $50,000 of the $50,000 cash flow note and as of September 30, 2016, the balance of the cash flow note is $0, payable to a related party.

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

Rent expense totaled $176,106 and $31,388 for the nine months ended September 30, 2016 and 2015, respectively.

Future minimum lease payments under these non-cancelable operating leases are approximately as follows:

Year Ending December 31,
2016 (remainder of year)	$33,306
2017	135,954
2018	140,774
2019	145,834
2020	151,141
2021	63,915
$670,924

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of September 30, 2016.

Note 11 — Subsequent Events

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

Results of Operations

The following table sets forth the summary statements of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30, 2016	September 30, 2015

Net Sales	$1,706,216	$993,077
Gross profit	$742,659	$287,314
Selling, general and administrative expenses	$(2,059,393)	$(539,516)
Other income (expense)	$(497,903)	$27,701
Net loss	$(1,814,637)	$(224,501)

Net Sales

Net sales increased to $1,706,216 during the three months ended September 30, 2016, from $993,077 for the three months ended September 30, 2015. The increase in net sales is primarily related to the Company executing on their expansion strategy and completing the acquisitions of OneLove in May 2015 and Hygrow in September 2015.

Gross Profit

The gross profit was $742,659 for the three months ended September 30, 2016 and $287,314 for the three months ended September 30, 2015. This increase is due to the acquisitions of OneLove in May 2015 and Hygrow in September 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2016 and 2015 were $2,059,393 and $539,516, respectively. Selling, general and administrative expenses consisted primarily of professional fees related to operating as a public company and payroll expenses from the operations of OneLove and Hygrow. The Company also recorded share-based compensation of $1,400,274 during the three months ended September 30, 2016 for services provided by employees and consultants.

Other income (expense)

Other income (expense) for the three months ended September 30, 2016 and 2015 was $(497,903) and $27,701, respectively. Other expenses for the three months ended September 30, 2016 consisted primarily of the change in fair value of the derivative liabilities of $290,772, interest expense of $68,336, $157,179 and $20,649 from the interest expense, accretion of debt discount and amortization of debt issuance costs related to the convertible notes, respectively, offset by other income of $39,033. Other income for the three months ended September 30, 2015 consisted primarily of the change in fair value of the derivative liabilities of $39,259 offset by interest expense of $12,290.

Net Loss

As a result of the foregoing factors, the net loss for the three months ended September 30, 2016 and 2015 was $1,814,637 and $224,501, respectively.

The following table sets forth the summary statements of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016	September 30, 2015

Net Sales	$4,749,122	$1,318,128
Gross profit	$1,604,015	$347,454
Selling, general and administrative expenses	$(3,376,564)	$(1,389,906)
Other expense	$(823,277)	$(147,856)
Net loss	$(2,595,826)	$(1,190,308)

Net Sales

Net sales increased to $4,749,122 during the nine months ended September 30, 2016, from $1,318,128 for the nine months ended September 30, 2015. The increase in net sales is primarily related to the Company executing on their expansion strategy and completing the acquisitions of OneLove in May 2015 and Hygrow in September 2015.

Gross Profit

The gross profit was $1,604,015 for the nine months ended September 30, 2016 and $347,454 for the nine months ended September 30, 2016. This increase is due to the acquisitions of OneLove in May 2015 and Hygrow in September 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2016 and 2015 were $3,376,564 and $1,389,906, respectively. Selling, general and administrative expenses consisted primarily of professional fees related to operating as a public company and payroll expenses from the operations of OneLove and Hygrow. The Company also recorded share-based compensation of $1,400,274 during the nine months ended September 30, 2016 for services provided by employees and consultants.

Other income (expense)

Other expense for the nine months ended September 30, 2016 and 2015 was $823,277 and $147,856, respectively. Other expenses for the nine months ended September 30, 2016 consisted primarily of the consisted primarily of the change in fair value of the derivative liabilities of $89,357, interest expense of $68,336, $157,179 and $20,649 from the interest expense, accretion of debt discount and amortization of debt issuance costs related to the convertible notes, respectively, offset by other income of $43,473. Other expenses for the nine months ended September 30, 2015 consisted primarily of the change in fair value of the derivative liabilities of $136,298 and interest expense of $12,290.

Net Loss

As a result of the foregoing factors, the net loss for the nine months ended September 30, 2016 and 2015 was $2,595,826 and $1,190,308, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2016 compared to December 31, 2015:

	Period Ended
	September 30, 2016	December 31, 2015	Increase/ (Decrease)

Current Assets	$1,256,028	$1,701,236	$(445,208)
Current Liabilities	$1,587,678	$1,075,351	$512,327
Working Capital	$(331,650)	$625,885	$(957,535)

As of September 30, 2016, we had working capital deficit of ($331,650) as compared to working capital of $625,885 as of December 31, 2015, a decrease of $957,535. The decrease in working capital is primarily attributable to decreases in cash. These changes were offset by increases in notes receivable, inventories and balances due from convertible notes.

Net Cash

Net cash used in operating activities for the nine months ended September 30, 2016 was $1,351,233 compared to $701,008 used in operations for the nine months ended September 30, 2015. This change is primarily attributable to the net loss for the current period offset by the change in accounts receivable of $68,829, share-based compensation of $1,400,274, the accretion of debt discount and debt issuance costs of $606,478 and the change in fair value of the derivative liability of $89,357. These increases were offset by changes in inventory and accounts payable and accrued expenses $162,077 and $760,710, respectively.

Net cash used in investing activities for the nine months ended September 30, 2016 was $27,843 for machinery and equipment purchased during the period. In addition, the Company loaned $200,000 to a third party. Net cash used in investing activities during the nine months ended September 30, 2015 was $193,313. The Company utilized net cash of $178,711 to complete the acquisitions of One Love and Hygrow during the period. In addition, the Company paid $14,602 for the purchase of machinery and equipment during the nine months ended September 30, 2015.

Net cash provided by financing activities during the nine months ended September 30, 2016 and 2015 was $905,988 and $721,000, respectively. These amounts during the current period represent repayments of $246,052 on outstanding notes payable offset by proceeds of $1,117,000 from the issuance of convertible notes payable. In addition we received proceeds of $75,040 from the issuance of common stock issued to investors and we repaid a note payable totaling $40,000. During the nine months ended September 30, 2015, we received proceeds of $616,000 from the issuance of common stock in a private placement offering under Section 4(a)(2) of the Securities Act. In addition we received proceeds of $120,000 from a convertible note issued to a third party lender and paid $15,000 in debt issuance costs related to the note.

Liquidity

At September 30, 2016, the Company had a cash balance of $141,575 and for the nine months ended September 30, 2016, the Company had a net loss of $2,595,826. The Company believes it has sufficient cash on hand to meet its operating needs through the next 12 months.

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

During the nine months ended September 30, 2016, the Company entered into an agreement for the issuance of convertible notes to third party lenders for aggregate proceeds of $1,117,000 (the “Notes”). The Notes accrue interest at 12% per annum maturing two years from issuance. The Notes are convertible into shares of common stock at a conversion price of $0.80.

Additionally, during September 2016, the Company sold 166,576 units, at a purchase price of $0.45 per unit to two investors. Each unit consisting of one share of the Company’s common stock, and one common stock purchase warrant. The warrants are exercisable at $0.40 per warrant into a share of the Company’s common stock and have a maturity of three years. The aggregate gross proceeds from the Subscription was $75,040.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, the Company had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as disclosed below, there were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2016 other than those previously reported in a Current Report on Form 8-K.

During the nine months ended September 30, 2016, the Company entered into an agreement for the issuance of convertible notes to third party lenders for aggregate proceeds of $1,117,000. The notes accrue interest at 12% per annum maturing two years from issuance. The notes are convertible into shares of common stock at a conversion price of $0.80.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROW SOLUTIONS HOLDINGS, INC.

Date: November 21, 2016	By:	/s/ Jeffrey Beverly
	Name:	Jeffrey Beverly
	Title:	President
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

