Form 10-K
period 2016-12-31
GROW SOLUTIONS HOLDINGS, INC.
filed 2017-07-24
CIK 1104265

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2016, was $23,806,612. As of July 24, 2017, the registrant has one class of common equity, and the number of shares issued and outstanding of such common equity was 53,472,415.

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

PART I

Item 1. Business.

As used in this annual report, “we”, “us”, “our”, or the “Company” refers to Grow Solutions Holdings, Inc., a Nevada corporation.

Overview

Corporate Information

Grow Solutions Holdings, Inc. (formerly LightTouch Vein & Laser, Inc.) is a corporation incorporated under the laws of the State of Nevada on May 1, 1981 (the “Company”). The focus of the Company’s business operations is to provide comprehensive services within the legal cannabis industry to those growing, processing and dispensing legal cannabis and legal cannabis infused products. The Company operates in verticals within the legal cannabis industry, consisting of but not limited to (i) sales of unregulated products through retail agricultural grow stores, (ii) consumer products, (iii) distribution of unregulated products, equipment and supplies to agricultural grow stores, and (iv) management and consulting services.

Our business strategy is structured into various operating divisions to attain penetration within our customer base and create opportunities and customer relationships between our operating divisions. We have a team of experienced personnel in each area of our business model and our team has successfully operated legal cannabis grow operations, managed dispensaries and navigated the legal cannabis licensing process in the United States. Further, our planned retail agricultural grow stores are staffed with individuals knowledgeable in all products and growing needs.

Corporate History

Acquisition of Grow Solutions, Inc.

Effective April 28, 2015, LightTouch Vein & Laser, Inc. (“LightTouch”) entered into an Acquisition Agreement and Plan of Merger (the “Grow Solutions Acquisition Agreement”) with Grow Solutions, Inc., a Delaware corporation (“Grow Solutions”) and LightTouch Vein & Laser Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (“LightTouch Acquisition”). Under the terms of the Grow Solutions Acquisitions Agreement, Grow Solutions merged with LightTouch Acquisition and became a wholly owned subsidiary of LightTouch (the “Merger”). The Grow Solutions’ shareholders and certain creditors of LightTouch received 44,005,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Grow Solutions. Following the closing of the Grow Solutions Acquisition Agreement, Grow Solutions’ business became the primary focus of LightTouch and Grow Solutions management assumed control of the management of LightTouch with the former director of LightTouch resigning upon closing of the Agreement.

The Grow Solutions Acquisition Agreement and related transaction documents are included as exhibits to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 19, 2015 and are hereby incorporated by reference. All references to the Grow Solutions Acquisition Agreement and related transaction documents do not purport to be complete and are qualified in their entirety by the text of such exhibits.

Acquisition of One Love Garden Supply LLC

Effective May 13, 2015 (the “Closing Date”), LightTouch entered into an Acquisition Agreement and Plan of Merger (the “OneLove Acquisition Agreement’) with Grow Solutions Acquisition LLC, a Colorado limited liability company and a wholly owned subsidiary of LightTouch (“Grow Solutions Acquisition”), One Love Garden Supply LLC, a Colorado limited liability company (“OneLove”), and all of the members of OneLove (the “Members”). On the Closing Date, OneLove merged with Grow Solutions Acquisition and became a wholly owned subsidiary of LightTouch. Under the terms of the OneLove Acquisition Agreement, the Members received (i) 1,450,000 shares of LightTouch common stock (the “Equity”), (ii) Two Hundred Thousand Dollars (US$200,000) (the “Cash”), and (iii) a cash flow promissory note in the aggregate principal amount of $50,000 issued by OneLove in favor of the Members (the “Cash Flow Note”), whereby each fiscal quarter, upon LightTouch recording on its financial statements $40,000 in US GAAP Net Income (“Net Income”) from sales of LightTouch products (the “Net Income Threshold”), LightTouch shall pay to the Members 33% of LightTouch Net Income generated above the Net Income Threshold. The aforementioned obligations owed under the Cash Flow Note shall extinguish upon the earlier of (i) payment(s) by LightTouch in an amount equal to $50,000 in the aggregate or (ii) May 5, 2016 (collectively, the Cash Flow Note, the Equity, and the Cash, the “Consideration”). The Consideration provided to the Members was in exchange for all of the issued and outstanding membership interests of OneLove. Following the Closing Date, OneLove’s indoor and outdoor gardening supply business was acquired by LightTouch and LightTouch management assumed control of the management of OneLove with the former managing members of OneLove resigning from OneLove upon closing of the OneLove Acquisition Agreement.

The OneLove Acquisition Agreement and related transaction documents are included as exhibits to the Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 20, 2015 and are hereby incorporated by reference. All references to the OneLove Acquisition Agreement and related transaction documents do not purport to be complete and are qualified in their entirety by the text of such exhibits.

On June 24, 2015, LightTouch filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to change its corporate name from LightTouch Vein & Laser, Inc. to Grow Solutions Holdings, Inc.

Our Industry

Legalization of recreational marijuana initially in Colorado and Washington and the growing number of jurisdictions with medical marijuana laws spawned a new industry in America in 2014. Under Voter approved Amendment 64, the State of Colorado became the first state to legalize the use of recreational marijuana. Colorado residents, who are at least 21 years of age with photo identification, may legally purchase as much as one ounce of marijuana in a single transaction. Non-Colorado residents, bearing the same identification, may purchase as much as one-quarter ounce. Marijuana cannot be consumed in any public space, including the shops where it was purchased. In 2015, Oregon, Alaska and the District of Columbia legalized marijuana for recreational use. In 2016, California, Nevada, Massachusetts and Maine legalized marijuana for recreational use. At this time, sales currently remain banned in the District of Columbia. Additionally, 29 states have legalized marijuana for medical purposes.

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

Consumer Products

We design and manufacture products sold in tobacco stores, smoke shops and cannabis dispensaries. These products include vaporizers, extraction presses, quartz accessories and storage solutions.

Job Posting Platform

On June 29, 2015, the Company and Jasper Group Holdings, Inc. entered into a Joint Marketing Agreement (the “Joint Marketing Agreement”) to provide services related to website creation for a legal cannabis job posting platform. We plan for the website to include an employee leasing program and allow employers, recruiters and potential employees to communicate through its platform for a fee. All potential employees will be screened with background checks by independent third parties and provided the necessary applications and related materials for individuals to become licensed in the legal cannabis industry on a state by state basis. In accordance with the terms of the Joint Marketing Agreement, Jasper Group Holdings, Inc. shall invest all funds necessary to form the website. At this time, the website has been initiated and is still under construction. The Company plans to launch its job posting platform by the end of fiscal 2017.

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

As of April 30, 2015, 29 states and the District of Columbia allow their citizens to use medical marijuana.  In 2015, cannabis was legalized for recreational use in Washington D.C., Oregon, Washington, Colorado and Alaska. In 2016, cannabis was also legalized for recreational use in California, Nevada, Massachusetts and Maine. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. At this time, the Company does not believe that President Trump and his administration will have a negative effect on the Company and its business operations. The Company believes there is overwhelming support for both recreational and medical cannabis use and there have been multiple bills introduced at the State level to provide support to the Cannabis industry in the event of action taken by President Trump and his administration.

However, any such change in the federal government’s enforcement of such current federal laws could cause significant financial damage to the Company and its shareholders.  While the Company does not intend to harvest, distribute or sell cannabis, the Company may be irreparably harmed by a change in enforcement by the federal or state governments or the enactment of new and more restrictive laws.

At this time, the Company does not believe that President Trump and his administration will have a negative effect on the Company and its business operations. The Company believes there is overwhelming support for both recreational and medical cannabis use and there have been multiple bills introduced at the State level to provide support to the Cannabis industry in the event of action taken by President Trump and his administration.

Employees

As of the date hereof, the Company has 15 full time employees and 5 part time employees.

Legal Proceedings

Except as disclosed below, the Company is unaware of any action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Ralph Aiello Complaint and Settlement Agreement

The Company was involved in litigation against Ralph Aiello (the “Plaintiff” and together with the Company, the “Parties”). On January 19, 2017, the Plaintiff filed a complaint in the Supreme Court of the State of New York County of Nassau (the “Court”), alleging claims including breach of contract in connection with certain loans made by Plaintiff to the Company in the amount of $500,000 plus interest (the “Dispute”). On March 15, 2017, the Parties filed a Settlement Agreement (the “Settlement Agreement”) with the Court whereby the Company agreed to pay the Defendant $550,000 by September 15, 2018. The Company has not made timely payments in accordance with the Settlement Agreement. The Company is working to establish a payment plan for the Plaintiff and expedite the settlement of the Dispute.

Bronstein Complaint and Settlement Agreement

The Company was involved in litigation against Tal Bronstein, Kathleen Bronstein, and Milehigh Wholesale Inc. (the “Plaintiffs” and together with the Company, the “Parties”). On May 4, 2017, the Plaintiffs filed a complaint in the District Court, City and County of Denver (the “Court”), alleging claims including breach of contract in connection with the acquisition of Milehigh Wholesale Inc. and the employment of Mr. Bronstein in connection with such acquisition (the “Dispute”). On or about June 14, 2017, the Parties entered into a settlement agreement and release of all claims whereby upon payment by the Company of $16,000 to Plaintiffs by July 14, 2017, Plaintiffs would dismiss with prejudice their claims against the Company and release the Company from any and all claims, known or unknown, on conditions of such payment. On June 23, 2017, counsel for the Plaintiffs filed with the Court a Notice of Settlement with respect to the Dispute. On June 27, 2017, the Court ordered that the Parties file a Stipulated Dismissal within 35 days of the Order (August 1, 2017).

On or about July 10, 2017, the Company notified the Plaintiffs that it would not be able to pay the $16,000 by July 14, 2017 and renegotiated the Settlement Agreement and Release of All Claims (the “Agreement”) as follows: (i) on or before July 14, 2017, Company shall deliver to the office of Plaintiffs’ counsel a Certified check in the amount of $5,000 (ii) on or before August 14, 2017, Company shall deliver to the office of Plaintiffs’ counsel a certified check in the amount of $13,500 (iii) the parties intend that the total amount paid from Company to Plaintiffs will be $18,500 (iv) if Company fail to pay the $13,500 by August 14, 2017, they will pay $100 per day thereafter as an additional penalty payment for each and every day that the $13,500 is not paid until the full amount of $13,500 is paid, or until August 31, 2017 (v) no later than July 17, 2017, Counsel for the Parties will file an unopposed Motion to Extend the time by which they have to file the Stipulated Motion to Dismiss to and including August 31, 2017 (vi) if Company fail to pay the $13,500 by August 31, 2017, they agree that Plaintiffs may then seek a default judgment to enter against the Company in the amount of $21,700, without decrease for the $5,000 expected to be paid on or before July 14, 2017. Further, all attorney fees and costs of collection thereafter shall be paid for by Company.

Alessi Complaint and Dismissal

The Company was involved in litigation against William Alessi (“Alessi”). On February 15, 2017, Alessi filed a complaint in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg (the “Court”), alleging claims including breach of contract or unjust enrichment (the “Dispute”). On July 12, 2017, the Honorable Jeff Hunt presiding over the matter issued an order in favor of the Company dismissing Alessi’s action with prejudice due to the Court’s lack of jurisdiction and further stating that the proper forum for all claims in connection with the Dispute is an American Arbitration Association proceeding.

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

Selected Risks Associated with Our Business

Our business is subject to numerous risks described in the section entitled “Risk Factors” and elsewhere in this prospectus. You should carefully consider these risks before making an investment. Some of these risks include:

●	The Company received a going concern opinion from its auditors and must receive debt or equity financing to continue its business operations;

●	Cannabis remains illegal under federal law. It is a schedule-I controlled substance. Even in those jurisdictions in which the use of medical and recreational marijuana have been legalized at the state level, its use is a violation of federal law;

●	If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult;

●	Our industry is highly competitive, and our failure to compete effectively could adversely affect our market share, financial condition and future growth;

●	Adverse publicity or consumer perception of our services, products and any similar products distributed by others could harm our reputation and adversely affect our sales and revenues;

●	We rely on skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, we may not be able to grow effectively;

●	If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted;

●	Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations;

●	You may experience dilution in the event we issue common stock in the future;

●	Our common stock is quoted on the OTCQB which may have an unfavorable impact on our stock price and liquidity;

●	Nevada corporation laws limit the personal liability of corporate directors and officers and require indemnification under certain circumstances;

●	Future financings through debt securities may restrict our operations;

●	Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors;

●	Our common stock is subject to the SEC’s penny stock rules and as such broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected;

●	A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and may impair our ability to raise capital in the future;

Recent Developments

The Carebourn Capital Debt Financing

On December 15, 2016 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Carebourn Capital LP an accredited investor (the “Purchaser”) pursuant to which the Company sold $285,775 in principal amount of an 8% Convertible Promissory Note (the “Note”) for a purchase price of $248,500 with a 15% original issue discount (“OID”). On December 19, 2016, the Company received $240,000 in net proceeds from the sale of the Note after deducting fees and expenses (the “Funding Date”). The Note and the shares of common stock of the Company issuable upon conversion of the Note are collectively referred to herein as the “Securities.”

The Note bears interest at a rate of 8% per annum on the aggregate unconverted and then outstanding principal, subject to increase according to the terms and conditions of the Note. The Note is convertible following 180 days from the Issuance Date, in whole or in part, at the option of the Purchaser into shares of common stock of the Company at a conversion price equal to 58% of the lowest closing price of the common stock in the prior twenty (20) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events. Notwithstanding the foregoing, the minimum conversion price under the Note is $0.20 (the “Floor Price”), provided that, at any time following 180 days from the Issuance Date, if the closing price of the common stock of the Company is equal to or less than the Floor Price for two consecutive trading days, the Floor Price will extinguish and be of no further force or effect.

In accordance with the terms and conditions of the Note, the Company irrevocably authorized the Purchaser’s right to withdraw $1,190 from the Company’s bank account on each business day, until the amounts due under the Note are satisfied in full. At the sole discretion of the Purchaser, the Company may prepay in cash any portion of the principal amount of the Note and any accrued and unpaid interest in accordance with the terms and conditions of the Note.

Acquisition of Keys Organic and Hydroponic Supply LLC

Effective January 1, 2017 (the “Closing Date”), One Love, a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement (the “APA”) with Keys Organic and Hydroponic Supply LLC, a Florida limited liability company (“Seller”). On the Closing Date, the Buyer purchased and the Seller sold all the assets, rights, and properties of the Seller including certain debts of the Seller (the “Assets”). Under the terms and conditions of the APA, and for full consideration of the transfer of such Assets to the Company on the Closing Date, the Company paid the Seller the purchase price in the amount of $120,000 as follows (A) $25,000 cash at closing, (B) the issuance of 100,000 shares of restricted common stock of the Company, and (C) the issuance of a promissory note by the Company in favor of the Seller in the amount of $95,000 (the “Note”), provided, however, the Note shall be adjusted based upon the following formula: (i) the principal balance under the Note shall be reduced or increased by the amount which is less than or exceeds $55,000 of the value of Seller’s inventory on the Closing Date.

All references to the APA do not purport to be complete and are qualified in their entirety by the text of such exhibits.

Acquisition of Westcoast Organic & Hydroponic Inc.

Effective January 1, 2017 (the “Closing Date”), One Love, a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement (the “APA”) with Westcoast Organic & Hydroponic Inc., an Oregon corporation (“Seller”). On the Closing Date, the Company purchased and the Seller sold all the assets, rights, and properties of the Seller including certain debts of the Seller (the “Assets”). Under the terms and conditions of the APA, and for full consideration of the transfer of such Assets to the Company on the Closing Date, the Company paid the Seller as follows (A) $50,000 cash at closing (B) issuance of a promissory note by the Company in favor of the Seller in the amount of $143,273, (C) the issuance of 600,000 shares of restricted common stock of the Company, and (D) the issuance by the Company of a Cash Flow Promissory Note in favor of the Seller, whereby for a period of one year, each quarter upon the Seller reporting net income generated by the Seller in an amount exceeding $50,000 (the “Net Income Threshold Amount”), the Seller received 20% of the amount exceeding the Net Income Threshold Amount. In the event the Seller does not exceed the Net Income Threshold Amount during a quarterly period, the Company has no obligation to pay the Seller for such quarter.

All references to the APA do not purport to be complete and are qualified in their entirety by the text of such exhibits.

The Power Up Lending Group Ltd. Debt Financing

On January 19, 2017 (the “Initial Issuance Date”), the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which the Company sold $125,000 in principal amount of a Convertible Promissory Note (the “Power Up Note”). On or about January 19, 2017, the Company received $121,500 in net proceeds from the sale of the Power Up Note after deducting fees and expenses. The Power Up Note and the shares of common stock of the Company issuable upon conversion of the Power Up Note are collectively referred to herein as the “Securities.”

The Power Up Note bears interest at a rate of 8% per annum on the aggregate unconverted and then outstanding principal, subject to increase according to the terms and conditions of the Power Up Note. The Power Up Note is convertible following 180 days from the Initial Issuance Date, in whole or in part, at the option of Power Up into shares of common stock of the Company at a conversion price equal to 61% of the lowest closing bid price of the common stock in the prior ten (10) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events.

The JSJ Investments Inc. Debt Financing

On January 30, 2017 (the “Issuance Date”), the Company issued a 10% Convertible Promissory Note (the “JSJ Note”) in the principal amount of $100,000 in favor of JSJ Investments Inc. (“JSJ”). On or about January 30, 2017, the Company received $98,000 in net proceeds from the sale of the JSJ Note after deducting fees and expenses. The JSJ Note and the shares of common stock of the Company issuable upon conversion of the JSJ Note are collectively referred to herein as the “Securities.”

The JSJ Note bears interest at a rate of 10% per annum on the aggregate unconverted and then outstanding principal, subject to increase according to the terms and conditions of the JSJ Note. The JSJ Note is convertible following 180 days from the Issuance Date, in whole or in part, at the option of JSJ into shares of common stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock in the prior ten (10) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events. Under the terms and conditions of the JSJ Note, the Company and JSJ agreed to enter into a mutually agreed upon Leak-Out Agreement whereby JSJ shall not sell more than the greater of (i) 20% of the trading volume per week or (ii) $20,000 in shares of common stock per week.

The Cicero Consulting Group, Inc. Debt Financing

On February 8, 2017 (the “Issuance Date”), the Company, entered into a Securities Purchase Agreement with Cicero Consulting Group, LLC (“Cicero”) pursuant to which the Company sold $50,000 in principal amount of a Convertible Promissory Note (the “Cicero Note”). On or about February 8, 2017, the Company received $50,000 in net proceeds from the sale of the Cicero Note. The Power Up Note and the shares of common stock of the Company issuable upon conversion of the Cicero Note are collectively referred to herein as the “Securities.”

The Cicero Note bears interest at a rate of 12% per annum on the aggregate unconverted and then outstanding principal, subject to increase according to the terms and conditions of the Cicero Note. The Cicero Note is convertible at any time from the Issuance Date, in whole or in part, at the option of Cicero into shares of common stock of the Company at a conversion price equal to 70% of the lowest closing bid price of the common stock in the prior five (5) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events.

Amendment of TCA Credit Agreement

As previously disclosed, effective December 7, 2015, Grow Solutions Holdings, Inc., a Nevada corporation (the “Company”) closed a Senior Secured Credit Facility Agreement (the “Credit Agreement”) by and among the Company, as borrower, Grow Solutions, Inc., a Delaware corporation and One Love Garden Supply, a Colorado limited liability company, as joint and several guarantors (such guarantors, collectively, the “Subsidiaries”) and TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership, as lender (“TCA”). Pursuant to the Credit Agreement, at closing TCA funded the Company $950,000 evidenced by that certain Convertible Promissory Note issued by the Company in favor of TCA (the “Original Note”).

On February 14, 2017, the Company entered into a First Amendment to Credit Agreement (the “Amended Agreement”) by and between the Borrowers and TCA. Pursuant to the Amended Agreement, the Original Note was severed, split, divided and apportioned into two separate and distinct replacement notes consisting of (i) First Replacement Note A, evidencing principal indebtedness of $325,000 which was executed and delivered by the Company as the first purchase tranche paid by the Assignee (as defined below) to TCA, and (ii) First Replacement Note B evidencing the reduced outstanding balance of principal indebtedness of $876,441.25 (collectively, First Replacement Note A and First Replacement Note B, the “Replacement Notes”). The Replacement Notes replaced and superseded the Original Note in its entirety by substituting one evidence of debt for another without extinguishing the indebtedness and obligations evidenced under the Original Note.

Under the terms and conditions of Replacement Note B, the Company has the right to prepay Replacement Note B evidencing the remaining outstanding balance of principal indebtedness owed to TCA in full and for cash, at any time prior to the Maturity Date (as defined therein), with three (3) Business Days (as defined therein) advance written notice to TCA.

TCA and L2 Capital Debt Purchase Agreement

On February 15, 2017 (the “Effective Date”), the Company entered into a Debt Purchase Agreement (the “Debt Purchase Agreement”) by and among the Company, TCA, and L2 Capital, LLC, a Kansas limited liability company (the “Assignee”). Pursuant to the Debt Purchase Agreement, on the Effective Date, TCA sold and assigned to Assignee, TCA’s right, title and interest in and to the monetary obligations evidenced under Replacement Note A thereby reducing the TCA outstanding principal indebtedness. Assignee shall subsequently purchase from TCA the remaining debt evidenced by First Replacement Note B in purchase tranches. The indebtedness underlying the Replacement Notes are evidenced by a newly issued 10% Senior Replacement Convertible Promissory Note.

Upon the purchase of all debt under Replacement Note B the Company will have no further obligations to TCA.

Issuance of 10% Senior Replacement Convertible Promissory Note to L2 Capital

On February 15, 2017, the Company issued a 10% Senior Replacement Convertible Promissory Note (the “L2 Note”) to the Assignee in the principal amount of $1,201,441.25. The initial principal amount under the L2 Note is $325,000, representing the first tranche purchased by Assignee under First Replacement Note A and such amounts shall increase in tranches upon the purchase of such tranches by the Assignee from TCA pursuant to the Debt Purchase Agreement. The maturity date for each tranche shall be six months from that date of the purchase of that tranche and the Company shall pay interest to the Assignee on the aggregate unconverted and then outstanding principal amount of the L2 Note at the rate of 10% per annum. The Company may prepay any portion of the principal amount under the L2 Note and any accrued and unpaid interest in cash equal to the sum of the then outstanding principal amount under the L2 Note and interest multiplied by 140%.

The L2 Note is convertible at any time, in whole or in part, at the option of the holder into shares of common stock of the Company at a conversion price equal to 62.5% of the lowest closing bid price of the common stock in the prior twenty (20) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events.

Additionally, the terms under the L2 Note include make-whole rights whereby upon liquidation by the Assignee of the shares converted under the L2 Note, provided that the Assignee realizes a net amount from such liquidation equal to less than the conversion amount specified in the relevant conversion notice (such net realized amount, the “Realized Amount”), the Company shall issue to the Assignee additional shares of common stock of the Company equal to: (i) the conversion amount; minus (ii) the Realized Amount; divided by (iii) the average volume weighted average price of the Company’s common stock during the five (5) business days immediately prior to the date upon which the Assignee delivers notice to the Company that such additional shares are requested by the Assignee (the “Make-Whole Shares”). Following the sale of the Make-Whole Shares by the Assignee: (i) in the event that Assignee receives net proceeds from such sale which, when added to the Realized Amount from the prior relevant conversion notice, is less than the conversion amount specified in the relevant conversion notice, Assignee shall deliver an additional make-whole notice to the Company and the Company obligation to issue Make-Whole Shares shall continue until the conversion amount has been fully satisfied; and (ii) in the event that Assignee received net proceeds from the sale of Make-Whole Shares in excess of the conversion amount specified in the relevant conversion notice, such excess amount shall be applied to satisfy any and all amounts owed hereunder in excess of the conversion amount specified in the relevant conversion notice.

Stress Free Capital Inc. Receivable Purchase Agreement

On February 24, 2017 (the “Effective Date”), the Company entered into a Receivable Purchase Agreement (the “Agreement”) with Stress Free Capital, Inc. (“Lender”). Pursuant to the Agreement, the Company sold, assigned and transferred, without recourse (except as specified in the Agreement), and Lender purchased for $250,000 (the “Purchase Price”), the Company’s entire right, title, and interest in $355,000 (the “Purchased Amount”) of each of the Company’s future sales, and credit card receivables owed to the Company from its credit card processors and customers, until the Purchased Amount has been paid to the Lender. Under the terms of the Agreement, the Company irrevocably authorized the Purchaser’s right to withdraw $2,218.75 from the Company’s bank account on each business day, until the amounts due under the Agreement are satisfied in full. To secure the performance of the Company’s obligations under the Agreement, the Company granted the Lender a continuing security interest in all of the Company’s accounts, deposit accounts, chattel paper, goods, inventory, equipment, instruments, causes of action, investment property, documents, and general intangibles, all reserve and reserve accounts maintained by the Company’s credit card processor, all future receivables of the Company, and all other assets and personal property of the Company. Additionally, the Company agreed to issue the Lender common stock of the Company equal to 20% of the Purchase Price under the Agreement. The issuance price of the common stock is calculated by using the average closing price for the previous 20 days from the Effective Date.

Power Up Lending Group Ltd. Factoring Agreement

On February 24, 2017 (the “Effective Date”), One Love, a wholly owned subsidiary of the Company, entered into a Factoring Agreement (the “Agreement”) with Power Up Lending Group Ltd. (“Lender”). Pursuant to the Agreement, One Love, assigned and transferred, without recourse (except as specified in the Agreement), and Lender purchased for $100,000 (the “Purchase Price”), One Love’s entire right, title, and interest in $139,000 (the “Purchased Amount”) of each of One Love’s future sales, and credit card receivables owed to One Love from its credit card processors and customers, until the Purchased Amount has been paid to the Lender. Under the terms of the Agreement, One Love irrevocably authorized the Purchaser’s right to withdraw $1,103.18 from the One Love bank account on each business day, until the amounts due under the Agreement are satisfied in full. To secure the performance of One Love’s obligations under the Agreement, One Love granted the Lender a continuing security interest in all of the One Love’s accounts, deposit accounts, chattel paper, goods, inventory, equipment, instruments, causes of action, investment property, documents, and general intangibles, all reserve and reserve accounts maintained by One Love’s credit card processor, all future receivables of One Love, and all other assets and personal property of One Love.

On June 30, 2017, the Company entered into a Letter Agreement with Power Up, whereby in order to stay any collection and litigation with respect to the Factoring Agreement and the Power Up Note (as defined above), the Company and Power Up modified the terms of the Power Up Note to provide for a daily ACH payment in the amount of $1,592.01 per business day until such time that the amounts due to Power Up under the Power Up Note and the Factoring Agreement have been paid in full (or with respect to the Power Up Note, converted into shares of common stock of the Company pursuant to the terms of the Power Up Note in the sole discretion of Power Up). The increased portion of the modified payment will be applied to reduce the balance of the Note.

AKF Inc. Merchant Agreement 1

On March 8, 2017 (the “Effective Date”), One Love, a wholly owned subsidiary of the Company, entered into a Merchant Agreement (the “Agreement”) with AKF Inc. (“Lender”). Pursuant to the Agreement, One Love sold, assigned and transferred, without recourse (except as specified in the Agreement), and Lender purchased for net proceeds of $91,975 (the “Purchase Price”), One Love’s entire right, title, and interest in $137,280 (the “Purchased Amount”) of each of the One Love’s future sales, and credit card receivables owed to One Love from its credit card processors and customers, until the Purchased Amount has been paid to the Lender. Under the terms of the Agreement, One Love irrevocably authorized the Purchaser’s right to withdraw $980.57 from One Love’s bank account on each business day, until the amounts due under the Agreement are satisfied in full. To secure the performance of the One Love’s obligations under the Agreement, One Love granted the Lender a continuing security interest in all of the One Love’s accounts, deposit accounts, chattel paper, goods, inventory, equipment, instruments, causes of action, investment property, documents, and general intangibles, all reserve and reserve accounts maintained by One Love’s credit card processor, all future receivables of One Love, and all other assets and personal property of One Love.

AKF Inc. Merchant Agreement 2

On March 8, 2017 (the “Effective Date”), One Love, a wholly owned subsidiary of the Company entered into a Merchant Agreement (the “Agreement”) with AKF Inc. (“Lender”). Pursuant to the Agreement, the One Love sold, assigned and transferred, without recourse (except as specified in the Agreement), and Lender purchased for net proceeds of $95,100 (the “Purchase Price”), One Love’s entire right, title, and interest in $135,993 (the “Purchased Amount”) of each of the One Love’s future sales, and credit card receivables owed to the One Love from its credit card processors and customers, until the Purchased Amount has been paid to the Lender. Under the terms of the Agreement, the One Love irrevocably authorized the Purchaser’s right to withdraw $971.38 from One Love’s bank account on each business day, until the amounts due under the Agreement are satisfied in full. To secure the performance of the One Love’s obligations under the Agreement, the One Love granted the Lender a continuing security interest in all of the One Love’s accounts, deposit accounts, chattel paper, goods, inventory, equipment, instruments, causes of action, investment property, documents, and general intangibles, all reserve and reserve accounts maintained by the One Love’s credit card processor, all future receivables of the One Love, and all other assets and personal property of One Love.

Demand Promissory Note

On May 25, 2017 (the (“Issuance Date”), the Company issued a Promissory Note to an investor (the “Lender”) in the principal amount of $100,000 (the “Note”). The Company received $100,000 in net proceeds from the sale of the Note.

The Note is due on demand 180 days from the Issuance Date (the “Maturity Date”). Payment by the Company to Lender under the terms of the Note may be made in either cash or common stock of the Company, at the option of the Lender. In the event the Company repays the Note in common stock, such common stock will be issued at a price equal to the closing price of the Company’s common stock on the Maturity Date (the “Conversion Price”). The Note bears interest at a rate of fifteen percent (15%) per annum, to be accrued through the Maturity Date. Interest may be paid in cash or common stock of the Company at the option of the Lender on the Maturity Date at the Conversion Price.

Additionally, the Company will issue the Lender shares of common stock in an amount equal to thirty three percent (33%) of the outstanding balance of principal and interest under the Note on the Maturity Date (the “Issuance”). The Issuance of the Company’s common stock to the Lender shall be at the Conversion Price on the Maturity Date. The Company shall deliver the shares of common stock to the Lender within ten days after the Maturity Date.

Upon the occurrence of an Event of Default (as defined in the Note), the Lender shall provide the Company notice of such occurrence, at which time the Company will have five (5) business days from receipt of such notice to pay the outstanding principal amount of the Note, with any unpaid interest thereof, in full. In the event full payment is not made upon the expiry of the five (5) day period, here is a default penalty equal to two percent (2%) of the principal amount per month during the period of default (the “Default Penalty”). Lender may then, at its sole discretion declare the entire then outstanding principal amount of this Note together with any unpaid interest and the Default Penalty immediately due and payable, in which event the Lender may, at its sole discretion take any action it deems necessary to recover amounts due under this Note.

The foregoing descriptions of the Note do not purport to be complete and is subject to, and qualified in its entirety by the Note, a copy of which is attached as Exhibit 4.1 to the Current Report on Form 8-K filed on June 13, 2017, and incorporated herein by reference.

Carebourn Capital Debt Refinancing

On July 14, 2017 (the “Effective Date”), the Company and the Purchaser Agreed to cancel the Purchase Agreement, the Note and the related transaction documents and refinanced the original loan by the Company’s issuance of a Convertible Promissory Note dated the Effective Date (the “Note”). The principal amount of the Note is $262,877.42, the Purchase Price is $228,589.06, and the Company received $50,000 in proceeds from the Purchaser. The Maturity Date of the Note is July 14, 2018.

The Note bears interest at a rate of 8% per annum on the aggregate unconverted and then outstanding principal, subject to increase according to the terms and conditions of the Note. The Note is convertible, in whole or in part, at the option of the Purchaser into shares of common stock of the Company at a conversion price equal to 58% of the lowest closing price of the common stock in the prior twenty (20) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events.

Effective July 24, 2017, in accordance with the terms and conditions of the Note, the Company irrevocably authorized the Purchaser’s right to withdraw $1,095.32 from the Company’s bank account on each business day, until the amounts due under the Note are satisfied in full. At the sole discretion of the Purchaser, the Company may prepay in cash any portion of the principal amount of the Note and any accrued and unpaid interest in accordance with the terms and conditions of the Note.

Item 1A. Risk Factors.

Investing in our securities involves a great deal of risk. Careful consideration should be made of the following factors as well as other information included in this prospectus before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control. Our business, financial condition or operating results could be materially harmed by any of these risks. This could cause the trading price of our securities to decline, and you may lose all or part of your investment. Additional risks that we do not yet know of or that we currently think are immaterial may also affect our business and results of operations.

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

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected. See the Recent Developments section herein for a description of the Company’s debt financing transactions. The Company may be unable to meet its financial obligations as they become due and may have to cease its business operations.

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

THE COMPANY’S FAILURE TO COMPLY WITH THE OBLIGATIONS SET FORTH IN THE AGREEMENTS ENTERED INTO WITH TCA GLOBAL CREDIT MASTER FUND, LP AND L2 CAPITAL LLC MAY RESULT IN THE FORECLOSURE OF THE COMPANY’S OR ITS SUBSIDIARIES’ PLEDGED ASSETS AND OTHER ADVERSE CONSEQUENCES.

TCA Credit Agreement

Effective December 7, 2015, the Company closed the Credit Agreement by and among the Company, as borrower, Grow Solutions, Inc. and One Love Garden Supply LLC as joint and several guarantors (such guarantors, collectively, the “Subsidiaries” and together with the Company, the “Borrowers”) and TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership, as lender (“TCA”). Pursuant to the Credit Agreement, TCA agreed to loan the Company up to a maximum of $3,000,000 for the Company’s product division, construction and renovation of two stores, and inventory. An initial amount of $950,000 was funded by TCA at the closing of the Credit Agreement.  Any increase in the amount extended to the Borrowers shall be at the discretion of TCA.

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

Amendment of TCA Credit Agreement

On February 14, 2017, the Company entered into a First Amendment to Credit Agreement (the “Amended Agreement”) by and between the Borrowers and TCA. Pursuant to the Amended Agreement, the Original Note was severed, split, divided and apportioned into two separate and distinct replacement notes consisting of (i) First Replacement Note A, evidencing principal indebtedness of $325,000 which was executed and delivered by the Company as the first purchase tranche paid by the Assignee (as defined below) to TCA, and (ii) First Replacement Note B evidencing the reduced outstanding balance of principal indebtedness of $876,441.25 (collectively, First Replacement Note A and First Replacement Note B, the “Replacement Notes”). The Replacement Notes replaced and superseded the Original Note in its entirety by substituting one evidence of debt for another without extinguishing the indebtedness and obligations evidenced under the Original Note.

Under the terms and conditions of Replacement Note B, the Company has the right to prepay Replacement Note B evidencing the remaining outstanding balance of principal indebtedness owed to TCA in full and for cash, at any time prior to the Maturity Date (as defined therein), with three (3) Business Days (as defined therein) advance written notice to TCA.

Debt Purchase Agreement

On February 15, 2017 (the “Effective Date”), the Company entered into a Debt Purchase Agreement (the “Debt Purchase Agreement”) by and among the Company, TCA, and L2 Capital, LLC, a Kansas limited liability company (the “Assignee”). Pursuant to the Debt Purchase Agreement, on the Effective Date, TCA sold and assigned to Assignee, TCA’s right, title and interest in and to the monetary obligations evidenced under Replacement Note A thereby reducing the TCA outstanding principal indebtedness. Assignee shall subsequently purchase from TCA the remaining debt evidenced by First Replacement Note B in purchase tranches. The indebtedness underlying the Replacement Notes are evidenced by a newly issued 10% Senior Replacement Convertible Promissory Note.

Upon the purchase of all debt under Replacement Note B the Company will have no further obligations to TCA.

Issuance of 10% Senior Replacement Convertible Promissory Note

On February 15, 2017, the Company issued a 10% Senior Replacement Convertible Promissory Note (the “L2 Note”) to the Assignee in the principal amount of $1,201,441.25. The initial principal amount under the L2 Note is $325,000, representing the first tranche purchased by Assignee under First Replacement Note A and such amounts shall increase in tranches upon the purchase of such tranches by the Assignee from TCA pursuant to the Debt Purchase Agreement. The maturity date for each tranche shall be six months from that date of the purchase of that tranche and the Company shall pay interest to the Assignee on the aggregate unconverted and then outstanding principal amount of the L2 Note at the rate of 10% per annum. The Company may prepay any portion of the principal amount under the L2 Note and any accrued and unpaid interest in cash equal to the sum of the then outstanding principal amount under the L2 Note and interest multiplied by 140%.

The L2 Note is convertible at any time, in whole or in part, at the option of the holder into shares of common stock of the Company at a conversion price equal to 62.5% of the lowest closing bid price of the common stock in the prior twenty (20) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events.

Additionally, the terms under the L2 Note include make-whole rights whereby upon liquidation by the Assignee of the shares converted under the L2 Note, provided that the Assignee realizes a net amount from such liquidation equal to less than the conversion amount specified in the relevant conversion notice (such net realized amount, the “Realized Amount”), the Company shall issue to the Assignee additional shares of common stock of the Company equal to: (i) the conversion amount; minus (ii) the Realized Amount; divided by (iii) the average volume weighted average price of the Company’s common stock during the five (5) business days immediately prior to the date upon which the Assignee delivers notice to the Company that such additional shares are requested by the Assignee (the “Make-Whole Shares”). Following the sale of the Make-Whole Shares by the Assignee: (i) in the event that Assignee receives net proceeds from such sale which, when added to the Realized Amount from the prior relevant conversion notice, is less than the conversion amount specified in the relevant conversion notice, Assignee shall deliver an additional make-whole notice to the Company and the Company obligation to issue Make-Whole Shares shall continue until the conversion amount has been fully satisfied; and (ii) in the event that Assignee received net proceeds from the sale of Make-Whole Shares in excess of the conversion amount specified in the relevant conversion notice, such excess amount shall be applied to satisfy any and all amounts owed hereunder in excess of the conversion amount specified in the relevant conversion notice.

The Company’s failure to comply with the obligations in connection with the TCA and L2 transactions discussed herein or the occurrence of certain other specified events related thereto could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt, potential foreclosure on our assets and other adverse consequences. In the event TCA acceleration of our debt it would have a materially adverse effect on the Company and we may have to cease our business operations.

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

Although we do not sell marijuana or have any operations that directly work with the marijuana plant, we may be deemed to assist in facilitating the selling or distribution of marijuana in violation of the federal Controlled Substances Act. Marijuana remains illegal under federal law. It is a schedule-I controlled substance. Even in those jurisdictions in which the use of medical and recreational marijuana have been legalized at the state level, its prescription and sale is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical and recreational purposes. Therefore, federal law criminalizing the use of marijuana trumps state laws that legalize its use for medicinal and recreational purposes. At this time, the states are standing against the federal government, maintaining existing laws and passing new ones in this area. Currently, the Company does not believe that President Trump and his administration will have a negative effect on the Company and its business operations. The Company believes there is overwhelming support for both recreational and medical cannabis use and there have been multiple bills introduced at the State level to provide support to the Cannabis industry in the event of action taken by President Trump and his administration. A change in the federal attitude towards enforcement could cripple the industry. The legal cannabis industry is our target market, and if this industry is unable to operate, we would lose the majority of our potential clients, which would have a negative impact on our business, operations and financial condition.

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

Because of the Company’s limited resources, there are limited controls over information processing. There is inadequate segregation of duties consistent with control objectives. Our Company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff. Currently, the Company is unable to hire additional staff to facilitate greater segregation of duties but will reassess its capabilities during this fiscal year.

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

GROW SOLUTIONS HOLDINGS LLC, A COLORADO LLC CONTROLLED EQUALLY BY THE BOARD, HAS SUFFICIENT VOTING POWER TO CONTROL THE VOTE ON SUBSTANTIALLY ALL CORPORATE MATTERS.

Grow Solutions Holdings LLC controlled equally by the Board has sufficient voting power to control the vote on substantially all corporate matters.  Accordingly, Grow Solutions Holdings LLC will be able to retain the effective voting power to approve all matters requiring shareholder approval, will prevail in matters requiring shareholder approval, including, in particular the election and removal of directors, and will continue to have significant influence over our business.  As a result of holding the Series A Preferred Stock of the Company, Grow Solutions Holdings LLC is able to influence all matters requiring shareholder action, including significant corporate transactions.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

Our principal office is located at 1111 Broadway - Suite 406 Denver, Colorado 80203.

The Company entered into a lease agreement for its office space located in Denver, Colorado commencing September 1, 2016 for a period of one year. Pursuant to the Company’s lease agreement, the Company pays $1,400 in rent per month for a period of one year commencing on October 1, 2016.

Keys Organic and Hydroponic Supply is located at 85 Industrial Road, Units 1 & 2, Big Pine Key, FL 33043.

The Company assumed the leases for the storefront property in Big Pine Key, Florida. Pursuant to the Company’s lease agreement, it pays $1,290 in rent per month for a period of one year commencing on October 1, 2016.

West Coast Organic and Hydroponic is located at 12410 SE 282nd Ave # C, Boring, Oregon 97009.

Our One Love Garden Supply locations are as follows:

One Love Garden Supply, 6271

Beach St F, Denver, CO 80221

One Love Garden Supply

618 E 4th St

Pueblo, CO 81001.

The Company assumed the Hygrow leases for the storefront properties in Denver, Colorado and Pueblo, Colorado. The leases are on a month to month basis with monthly payments of $3,700 and $800, respectively.

One Love Garden Supply

3620 Walnut St

Boulder, CO 80301

The Company assumed the OneLove lease for storefront property in Boulder, Colorado. The lease is for a five-year period and requires initial base annual rent of $93,600 with 5% increases thereafter. In addition, the Company is responsible for its pro-rata charges for operating expenses and taxes for $39,624 per year.

Item 3. Legal Proceedings.

Except as disclosed below, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Ralph Aiello Complaint and Settlement Agreement

The Company was involved in litigation against Ralph Aiello (the “Plaintiff” and together with the Company, the “Parties”). On January 19, 2017, the Plaintiff filed a complaint in the Supreme Court of the State of New York County of Nassau (the “Court”), alleging claims including breach of contract in connection with certain loans made by Plaintiff to the Company in the amount of $500,000 plus interest (the “Dispute”). On March 15, 2017, the Parties filed a Settlement Agreement (the “Settlement Agreement”) with the Court whereby the Company agreed to pay the Defendant $550,000 by September 15, 2018. The Company has not made timely payments in accordance with the Settlement Agreement. The Company acknowledges the debt owed to the Plaintiff and is working with the Board to establish a payment plan for the Plaintiff and expedite the settlement of the Dispute.

Bronstein Complaint and Settlement Agreement

The Company was involved in litigation against Tal Bronstein, Kathleen Bronstein, and Milehigh Wholesale Inc. (the “Plaintiffs” and together with the Company, the “Parties”). On May 4, 2017, the Plaintiffs filed a complaint in the District Court, City and County of Denver (the “Court”), alleging claims including breach of contract in connection with the acquisition of Milehigh Wholesale Inc. and the employment of Mr. Bronstein in connection with such acquisition (the “Dispute”). On or about June 14, 2017, the Parties entered into a settlement agreement and release of all claims whereby upon payment by the Company of $16,000 to Plaintiffs by July 14, 2017, Plaintiffs would dismiss with prejudice their claims against the Company and release the Company from any and all claims, known or unknown, on conditions of such payment. On June 23, 2017, counsel for the Plaintiffs filed with the Court a Notice of Settlement with respect to the Dispute. On June 27, 2017, the Court ordered that the Parties file a Stipulated Dismissal within 35 days of the Order (August 1, 2017).

On or about July 10, 2017, the Company notified the Plaintiffs that it would not be able to pay the $16,000 by July 14, 2017 and renegotiated the Settlement Agreement and Release of All Claims (the “Agreement”) as follows: (i) on or before July 14, 2017, Company shall deliver to the office of Plaintiffs’ counsel a Certified check in the amount of $5,000 (ii) on or before August 14, 2017, Company shall deliver to the office of Plaintiffs’ counsel a certified check in the amount of $13,500 (iii) the parties intend that the total amount paid from Company to Plaintiffs will be $18,500 (iv) if Company fail to pay the $13,500 by August 14, 2017, they will pay $100 per day thereafter as an additional penalty payment for each and every day that the $13,500 is not paid until the full amount of $13,500 is paid, or until August 31, 2017 (v) no later than July 17, 2017, Counsel for the Parties will file an unopposed Motion to Extend the time by which they have to file the Stipulated Motion to Dismiss to and including August 31, 2017 (vi) if Company fail to pay the $13,500 by August 31, 2017, they agree that Plaintiffs may then seek a default judgment to enter against the Company in the amount of $21,700, without decrease for the $5,000 expected to be paid on or before July 14, 2017. Further, all attorney fees and costs of collection thereafter shall be paid for by Company.

Alessi Complaint and Dismissal

The Company was involved in litigation against William Alessi (“Alessi”). On February 15, 2017, Alessi filed a complaint in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg (the “Court”), alleging claims including breach of contract or unjust enrichment (the “Dispute”). On July 12, 2017, the Honorable Jeff Hunt presiding over the matter issued an order in favor of the Company dismissing the Alessi’s action with prejudice due to the Court’s lack of jurisdiction and further stating that the proper forum for all claims in connection with the Dispute is an American Arbitration Association proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Our shares of common stock began trading under the symbol “LTVL” and are now trading on the OTC Markets OTCQB quotation platform under the symbol “GRSO” since June 24, 2015.

The following table sets forth the high and low trade information for our common stock for each quarter during the past two fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal Year 2016	Low Price	High Price
March 31, 2016	$0.76	$5.00
June 30, 2016	$0.51	$1.20
September 30, 2016	$0.25	$1.00
December 31, 2016	$0.10	$0.70
Fiscal Year 2015
March 31, 2015	$0.90	$0.90
June 30, 2015	$1.06	$1.06
September 30, 2015	$1.00	$1.00
December 31, 2015	$1.40	$1.40

(b) Holders

As of July 24, 2017, a total of 53,472,415 shares of the Company’s common stock are currently outstanding held by approximately 162 shareholders of record.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is VStock Transfer LLC with its business address at 18 Lafayette Place, Woodmere, New York 11598 and telephone number (212) 828-8436.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The Company has not adopted an equity compensation plan.

Unregistered Sales of Equity Securities

On December 15, 2016 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Carebourn Capital LP an accredited investor (the “Purchaser”) pursuant to which the Company sold $285,775 in principal amount of an 8% Convertible Promissory Note (the “Note”) for a purchase price of $248,500 with a 15% original issue discount (“OID”).On December 19, 2016, the Company received $240,000 in net proceeds from the sale of the Note after deducting fees and expenses. The Note bears interest at a rate of 8% per annum on the aggregate unconverted and then outstanding principal, subject to increase according to the terms and conditions of the Note. The Note is convertible following 180 days from the Issuance Date, in whole or in part, at the option of the Purchaser into shares of common stock of the Company at a conversion price equal to 58% of the lowest closing price of the common stock in the prior twenty (20) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events. Notwithstanding the foregoing, the minimum conversion price under the Note is $0.20 (the “Floor Price”), provided that, at any time following 180 days from the Issuance Date, if the closing price of the common stock of the Company is equal to or less than the Floor Price for two consecutive trading days, the Floor Price will extinguish and be of no further force or effect.

On January 1, 2017, Pursuant to the Asset Purchase Agreement with Keys Organic Hydroponic Supply LLC, the Company issued 100,000 shares of restricted common stock of the Company to the Seller.

On January 1, 2017, under the terms and conditions of the Asset Purchase Agreement with Westcoast Organic & Hydroponic Supply Inc., the Company issued 600,000 shares of its restricted common stock to the Seller.

On January 19, 2017 (the “Initial Issuance Date”), the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which the Company sold $125,000 in principal amount of a Convertible Promissory Note (the “Power Up Note”). On or about January 19, 2017, the Company received $121,500 in net proceeds from the sale of the Power Up Note after deducting fees and expenses.

The Power Up Note bears interest at a rate of 8% per annum on the aggregate unconverted and then outstanding principal, subject to increase according to the terms and conditions of the Power Up Note. The Power Up Note is convertible following 180 days from the Initial Issuance Date, in whole or in part, at the option of Power Up into shares of common stock of the Company at a conversion price equal to 61% of the lowest closing bid price of the common stock in the prior ten (10) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events.

On January 30, 2017 (the “Issuance Date”), the Company issued a 10% Convertible Promissory Note (the “JSJ Note”) in the principal amount of $100,000 in favor of JSJ Investments Inc. (“JSJ”). On or about January 30, 2017, the Company received $98,000 in net proceeds from the sale of the JSJ Note after deducting fees and expenses.

The JSJ Note bears interest at a rate of 10% per annum on the aggregate unconverted and then outstanding principal, subject to increase according to the terms and conditions of the JSJ Note. The JSJ Note is convertible following 180 days from the Issuance Date, in whole or in part, at the option of JSJ into shares of common stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock in the prior ten (10) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events. Under the terms and conditions of the JSJ Note, the Company and JSJ agreed to enter into a mutually agreed upon Leak-Out Agreement whereby JSJ shall not sell more than the greater of (i) 20% of the trading volume per week or (ii) $20,000 in shares of common stock per week.

On February 8, 2017 (the “Issuance Date”), the Company, entered into a Securities Purchase Agreement with Cicero Consulting Group, LLC (“Cicero”) pursuant to which the Company sold $50,000 in principal amount of a Convertible Promissory Note (the “Cicero Note”). On or about February 8, 2017, the Company received $50,000 in net proceeds from the sale of the Cicero Note.

The Cicero Note bears interest at a rate of 12% per annum on the aggregate unconverted and then outstanding principal, subject to increase according to the terms and conditions of the Cicero Note. The Cicero Note is convertible at any time from the Issuance Date, in whole or in part, at the option of Cicero into shares of common stock of the Company at a conversion price equal to 70% of the lowest closing bid price of the common stock in the prior five (5) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events.

On February 15, 2017, in connection with the Debt Purchase Agreement by and among the Company, TCA and L2, the Company issued a 10% Senior Replacement Convertible Promissory Note (the “L2 Note”) to TCA in the principal amount of $1,201,441.25. The initial principal amount under the L2 Note is $325,000, representing the first tranche purchased by L2 under First Replacement Note A and such amounts shall increase in tranches upon the purchase of such tranches by L2 from TCA pursuant to the Debt Purchase Agreement. The maturity date for each tranche shall be six months from that date of the purchase of that tranche and the Company shall pay interest to L2 on the aggregate unconverted and then outstanding principal amount of the L2 Note at the rate of 10% per annum. The Company may prepay any portion of the principal amount under the L2 Note and any accrued and unpaid interest in cash equal to the sum of the then outstanding principal amount under the L2 Note and interest multiplied by 140%.

The L2 Note is convertible at any time, in whole or in part, at the option of the holder into shares of common stock of the Company at a conversion price equal to 62.5% of the lowest closing bid price of the common stock in the prior twenty (20) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events.

On July 14, 2017 (the “Effective Date”), the Company and the Purchaser Agreed to cancel the Purchase Agreement, the Note and the related transaction documents and refinanced the original loan by the Company’s issuance of a Convertible Promissory Note dated the Effective Date (the “Note”). The principal amount of the Note is $262,877.42, the Purchase Price is $228,589.06, and the Company received $50,000 in proceeds from the Purchaser. The Maturity Date of the Note is July 14, 2018.

The Note bears interest at a rate of 8% per annum on the aggregate unconverted and then outstanding principal, subject to increase according to the terms and conditions of the Note. The Note is convertible, in whole or in part, at the option of the Purchaser into shares of common stock of the Company at a conversion price equal to 58% of the lowest closing price of the common stock in the prior twenty (20) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events.

During the year ended December 31, 2016, the Company issued 1,985,000 shares of common stock to employees and consultants for services rendered.

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

Rule 10B-18 Transactions

During the years ended December 31, 2016 and 2015, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data.

None.

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

Results of Operations

The following table sets forth the summary statements of operations for the year ended December 31, 2016 and 2015:

	Year Ended
	December 31, 2016	December 31, 2015

Net Sales	$6,780,591	$2,693,212
Gross profit	$1,250,773	$786,892
Selling, general and administrative expenses	$(4,717,255)	$(2,021,134)
Other expense	$(1,207,659)	$(227,697)
Net loss	$(4,674,141)	$(1,461,939)

Net Sales

Net sales increased to $6,780,591 during the year ended December 31, 2016, from $2,693,212 for the year ended December 31, 2015. The increase in net sales is primarily related to the Company executing on their expansion strategy and completing the acquisitions of OneLove in May 2015 and Hygrow in September 2015.

Gross Profit

The gross profit was $1,250,773 for the year ended December 31, 2016 and $786,892 for the year ended December 31, 2015. This increase is due to the acquisitions of OneLove in May 2015 and Hygrow in September 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2016 and 2015 were $4,717,255 and $2,021,134, respectively. Selling, general and administrative expenses consisted primarily of professional fees related to operating as a public company, legal settlement expenses and payroll expenses from the operations of OneLove and Hygrow. The Company also recorded share-based compensation of $1,652,274 and $410,000 during the year ended December 31, 2016 and 2015, respectively, for services provided by employees and consultants.

Other income (expense)

Other expense for the year ended December 31, 2016 and 2015 was $1,207,659 and $227,697, respectively. Other expenses for the year ended December 31, 2016 consisted primarily of the change in fair value of the derivative liabilities of $106,262, interest expense of $266,173, $705,138 and $90,831 from interest expense on debt, accretion of debt discount and amortization of debt issuance costs related to the convertible notes, respectively, and derivative expense of $46,583 offset by other income of $7,328. Other expenses for the year ended December 31, 2015 consisted primarily of the change in fair value of the derivative liabilities of $(112,342) and interest expense of $17,387, $86,687 and $11,281 from the interest expense, accretion of debt discount and amortization of debt issuance costs related to the convertible notes, respectively.

Net Loss

As a result of the foregoing factors, the net loss for the year ended December 31, 2016 and 2015 was $4,674,141 and $1,461,939, respectively.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2016 compared to December 31, 2015:

	Year Ended
	December 31, 2016	December 31, 2015	Increase/ (Decrease)

Current Assets	$1,488,338	$1,701,236	$(212,898)
Current Liabilities	$3,094,669	$1,075,351	$2,019,318
Working Capital	$(1,606,331)	$625,885	$(2,232,216)

As of December 31, 2016, we had working capital deficit of ($1,606,331) as compared to working capital of $625,885 as of December 31, 2015, a decrease of $2,232,216 The decrease in working capital is primarily attributable to decreases in cash. These changes were offset by increases in accounts receivable, notes receivable, inventories and balances due from convertible notes.

Net Cash

Net cash used in operating activities for the year ended December 31, 2016 was $1,722,278 compared to $970,271 used in operations for the year ended December 31, 2015. This change is primarily attributable to the net loss for the current period offset by the change in accounts payable and accrued expenses of $60,561, accrued settlement expense of $568,500, share-based compensation of $1,652,274, the accretion of debt discount and debt issuance costs of $795,969, derivative expense of $46,583 and the change in fair value of the derivative liability of $106,262. These increases were offset by changes in accounts receivable and inventory $52,923 and $235,933, respectively.

Net cash used in investing activities for the year ended December 31, 2016 was $273,103. The Company paid $73,103 for machinery and equipment purchased during the period. In addition, the Company loaned $200,000 to a third party. Net cash used in investing activities during the year ended December 31, 2015 was $215,941. The Company utilized net cash of $193,906 to complete the acquisitions of One Love and Hygrow during the period. In addition, the Company paid $22,035 for the purchase of machinery and equipment during the year ended December 31, 2015.

Net cash provided by financing activities during the year ended December 31, 2016 and 2015 was $1,376,479 and $1,548,600, respectively. These amounts during the current period represent repayments of $256,076 on outstanding notes payable offset by proceeds of $1,357,000 from the issuance of convertible notes payable. In addition, we received proceeds of $316,241 from the issuance of common stock issued to investors and we repaid a note payable totaling $40,000. During the year ended December 31, 2015, we received proceeds of $616,000 from the issuance of common stock in a private placement offering under Section 4(a)(2) of the Securities Act. In addition, we received proceeds of $1,070,000 from a convertible note issued to a third-party lender and paid $137,400 in debt issuance costs related to the note.

At December 31, 2016, the Company had a cash balance of $195,761 and for the year ended December 31, 2016, the Company had a net loss of $4,674,141.

Acquisitions and Asset Purchases

One Love Garden Supply LLC Acquisition

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

Additionally, on the same date, the Company entered into a two-year employment agreement (with three consecutive two year renewal options) with Michael Leago (“Leago”), a former managing member of OneLove (the “Employment Agreement”). Under the terms of the Employment Agreement, Leago serves as the Retail Grow Store Division Head and receives $65,000 per year, payable monthly on the first Monday of each month. Additionally, each fiscal quarter of 2015, upon the Company recording on its financial statements $40,000 in US GAAP gross pretax profits (the “Gross Pretax Profits”) from sales of the Retail Store Division of the Company (the “Pretax Threshold”), the Company shall pay to Leago a cash payment equal to 15% of the Company’s Gross Pretax Profits generated above the Pretax Threshold, but in any event not to exceed $150,000 of bonus for the 2015 calendar year paid to Leago.

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

Acquisition of Keys Organic and Hydroponic Supply LLC Asset Purchase

Effective January 1, 2017 (the “Closing Date”), One Love, a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement (the “APA”) with Keys Organic and Hydroponic Supply LLC, a Florida limited liability company (“Seller”). On the Closing Date, the Buyer purchased and the Seller sold all the assets, rights, and properties of the Seller including certain debts of the Seller (the “Assets”). Under the terms and conditions of the APA, and for full consideration of the transfer of such Assets to the Company on the Closing Date, the Company paid the Seller the purchase price in the amount of $120,000 as follows (A) $25,000 cash at closing, (B) the issuance of 100,000 shares of restricted common stock of the Company, and (C) the issuance of a promissory note by the Company in favor of the Seller in the amount of $95,000 (the “Note”), provided, however, the Note shall be adjusted based upon the following formula: (i) the principal balance under the Note shall be reduced or increased by the amount which is less than or exceeds $55,000 (the Closing Date value of the Inventory).

Following the Closing Date, the Assets were acquired by the Buyer and the Company’s management assumed control of the management of the Seller with the former managing members of the Seller resigning from the Seller upon closing of the APA. All references to the APA do not purport to be complete and are qualified in their entirety by the text of such exhibits.

Westcoast Organic & Hydroponic Inc. Asset Purchase

Effective January 1, 2017 (the “Closing Date”), One Love, a wholly owned subsidiary of the Company entered into an Asset Purchase Agreement (the “APA”) with Westcoast Organic & Hydroponic Inc., an Oregon corporation (“Seller”). On the Closing Date, the Company purchased and the Seller sold all the assets, rights, and properties of the Seller including certain debts of the Seller (the “Assets”). Under the terms and conditions of the APA, and for full consideration of the transfer of such Assets to the Company on the Closing Date, the Company paid the Seller as follows (A) $50,000 cash at closing (B) issuance of a promissory note by the Company in favor of the Seller in the amount of $143,273, and (C) the issuance of 600,000 shares of restricted common stock of the Company, (D) the issuance by the Company of a Cash Flow Promissory Note in favor of the Seller, whereby for a period of one year, each quarter upon the Seller reporting net income generated by the Seller in an amount exceeding $50,000 (the “Net Income Threshold Amount”), the Seller shall receive 20% of the amount exceeding the Net Income Threshold Amount. In the event the Seller does not exceed the Net Income Threshold Amount during a quarterly period, the Company shall have no obligation to pay the Seller for such quarter.

Following the Closing Date, the Assets were acquired by the Buyer and the Company’s management assumed control of the management of the Seller with the former managing officer and directors of the Seller resigning from the Seller upon closing of the APA. All references to the APA do not purport to be complete and are qualified in their entirety by the text of such exhibits.

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

Pursuant to the Joint Marketing Agreement, the Company issued to Jasper 250,000 common shares upon execution. Additionally, upon the transfer of ownership in the website from Jasper to the Company, the Company issued to Jasper an additional 500,000 shares of common stock of the Company.

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

The initial term of the Joint Marketing Agreement shall be for three (3) years and shall automatically renew for additional three-year periods unless terminated by the Company with written notice at least 30 days prior to the expiration of the initial term, or any subsequent term.

Financing Transactions

The Carebourn Capital Debt Financing

On December 15, 2016 (the “Issuance Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Carebourn Capital LP an accredited investor (the “Purchaser”) pursuant to which the Company sold $285,775 in principal amount of an 8% Convertible Promissory Note (the “Note”) for a purchase price of $248,500 with a 15% original issue discount (“OID”). On December 19, 2016, the Company received $240,000 in net proceeds from the sale of the Note after deducting fees and expenses (the “Funding Date”). The Note and the shares of common stock of the Company issuable upon conversion of the Note are collectively referred to herein as the “Securities.”

The Note bears interest at a rate of 8% per annum on the aggregate unconverted and then outstanding principal, subject to increase according to the terms and conditions of the Note. The Note is convertible following 180 days from the Issuance Date, in whole or in part, at the option of the Purchaser into shares of common stock of the Company at a conversion price equal to 58% of the lowest closing price of the common stock in the prior twenty (20) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events. Notwithstanding the foregoing, the minimum conversion price under the Note is $0.20 (the “Floor Price”), provided that, at any time following 180 days from the Issuance Date, if the closing price of the common stock of the Company is equal to or less than the Floor Price for two consecutive trading days, the Floor Price will extinguish and be of no further force or effect.

In accordance with the terms and conditions of the Note, the Company irrevocably authorized the Purchaser’s right to withdraw $1,190 from the Company’s bank account on each business day, until the amounts due under the Note are satisfied in full. At the sole discretion of the Purchaser, the Company may prepay in cash any portion of the principal amount of the Note and any accrued and unpaid interest in accordance with the terms and conditions of the Note.

The Power Up Lending Group Ltd. Debt Financing

On January 19, 2017 (the “Initial Issuance Date”), the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd. (“Power Up”) pursuant to which the Company sold $125,000 in principal amount of a Convertible Promissory Note (the “Power Up Note”). On or about January 19, 2017, the Company received $121,500 in net proceeds from the sale of the Power Up Note after deducting fees and expenses. The Power Up Note and the shares of common stock of the Company issuable upon conversion of the Power Up Note are collectively referred to herein as the “Securities.”

The Power Up Note bears interest at a rate of 8% per annum on the aggregate unconverted and then outstanding principal, subject to increase according to the terms and conditions of the Power Up Note. The Power Up Note is convertible following 180 days from the Initial Issuance Date, in whole or in part, at the option of Power Up into shares of common stock of the Company at a conversion price equal to 61% of the lowest closing bid price of the common stock in the prior ten (10) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events.

The JSJ Investments Inc. Debt Financing

On January 30, 2017 (the “Second Issuance Date”), the Company issued a 10% Convertible Promissory Note (the “JSJ Note”) in the principal amount of $100,000 in favor of JSJ Investments Inc. (“JSJ”). On or about January 30, 2017, the Company received $98,000 in net proceeds from the sale of the JSJ Note after deducting fees and expenses. The JSJ Note and the shares of common stock of the Company issuable upon conversion of the JSJ Note are collectively referred to herein as the “Securities.”

The JSJ Note bears interest at a rate of 10% per annum on the aggregate unconverted and then outstanding principal, subject to increase according to the terms and conditions of the JSJ Note. The JSJ Note is convertible following 180 days from the Second Issuance Date, in whole or in part, at the option of JSJ into shares of common stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock in the prior ten (10) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events. Under the terms and conditions of the JSJ Note, the Company and JSJ agreed to enter into a mutually agreed upon Leak-Out Agreement whereby JSJ shall not sell more than the greater of (i) 20% of the trading volume per week or (ii) $20,000 in shares of common stock per week.

The Cicero Consulting Group, Inc. Debt Financing

On February 8, 2017 (the “Third Issuance Date”), the Company, entered into a Securities Purchase Agreement with Cicero Consulting Group, LLC (“Cicero”) pursuant to which the Company sold $50,000 in principal amount of a Convertible Promissory Note (the “Cicero Note”). On or about February 8, 2017, the Company received $50,000 in net proceeds from the sale of the Cicero Note. The Power Up Note and the shares of common stock of the Company issuable upon conversion of the Cicero Note are collectively referred to herein as the “Securities.”

The Cicero Note bears interest at a rate of 12% per annum on the aggregate unconverted and then outstanding principal, subject to increase according to the terms and conditions of the Cicero Note. The Cicero Note is convertible at any time from the Third Issuance Date, in whole or in part, at the option of Cicero into shares of common stock of the Company at a conversion price equal to 70% of the lowest closing bid price of the common stock in the prior five (5) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events.

Amendment of TCA Credit Agreement

As previously disclosed, effective December 7, 2015, Grow Solutions Holdings, Inc., a Nevada corporation (the “Company”) closed a Senior Secured Credit Facility Agreement (the “Credit Agreement”) by and among the Company, as borrower, Grow Solutions, Inc., a Delaware corporation and One Love Garden Supply, a Colorado limited liability company, as joint and several guarantors (such guarantors, collectively, the “Subsidiaries”) and TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership, as lender (“TCA”). Pursuant to the Credit Agreement, at closing TCA funded the Company $950,000 evidenced by that certain Convertible Promissory Note issued by the Company in favor of TCA (the “Original Note”).

On February 14, 2017, the Company entered into a First Amendment to Credit Agreement (the “Amended Agreement”) by and between the Borrowers and TCA. Pursuant to the Amended Agreement, the Original Note was severed, split, divided and apportioned into two separate and distinct replacement notes consisting of (i) First Replacement Note A, evidencing principal indebtedness of $325,000 which was executed and delivered by the Company as the first purchase tranche paid by the Assignee (as defined below) to TCA, and (ii) First Replacement Note B evidencing the reduced outstanding balance of principal indebtedness of $876,441.25 (collectively, First Replacement Note A and First Replacement Note B, the “Replacement Notes”). The Replacement Notes replaced and superseded the Original Note in its entirety by substituting one evidence of debt for another without extinguishing the indebtedness and obligations evidenced under the Original Note.

Under the terms and conditions of Replacement Note B, the Company has the right to prepay Replacement Note B evidencing the remaining outstanding balance of principal indebtedness owed to TCA in full and for cash, at any time prior to the Maturity Date (as defined therein), with three (3) Business Days (as defined therein) advance written notice to TCA.

TCA and L2 Capital Debt Purchase Agreement

On February 15, 2017 (the “Effective Date”), the Company entered into a Debt Purchase Agreement (the “Debt Purchase Agreement”) by and among the Company, TCA, and L2 Capital, LLC, a Kansas limited liability company (the “Assignee”). Pursuant to the Debt Purchase Agreement, on the Effective Date, TCA sold and assigned to Assignee, TCA’s right, title and interest in and to the monetary obligations evidenced under Replacement Note A thereby reducing the TCA outstanding principal indebtedness. Assignee shall subsequently purchase from TCA the remaining debt evidenced by First Replacement Note B in purchase tranches. The indebtedness underlying the Replacement Notes are evidenced by a newly issued 10% Senior Replacement Convertible Promissory Note.

Upon the purchase of all debt under Replacement Note B the Company will have no further obligations to TCA.

Issuance of 10% Senior Replacement Convertible Promissory Note to L2 Capital

On February 15, 2017, the Company issued a 10% Senior Replacement Convertible Promissory Note (the “L2 Note”) to the Assignee in the principal amount of $1,201,441.25. The initial principal amount under the L2 Note is $325,000, representing the first tranche purchased by Assignee under First Replacement Note A and such amounts shall increase in tranches upon the purchase of such tranches by the Assignee from TCA pursuant to the Debt Purchase Agreement. The maturity date for each tranche shall be six months from that date of the purchase of that tranche and the Company shall pay interest to the Assignee on the aggregate unconverted and then outstanding principal amount of the L2 Note at the rate of 10% per annum. The Company may prepay any portion of the principal amount under the L2 Note and any accrued and unpaid interest in cash equal to the sum of the then outstanding principal amount under the L2 Note and interest multiplied by 140%.

The L2 Note is convertible at any time, in whole or in part, at the option of the holder into shares of common stock of the Company at a conversion price equal to 62.5% of the lowest closing bid price of the common stock in the prior twenty (20) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events.

Additionally, the terms under the L2 Note include make-whole rights whereby upon liquidation by the Assignee of the shares converted under the L2 Note, provided that the Assignee realizes a net amount from such liquidation equal to less than the conversion amount specified in the relevant conversion notice (such net realized amount, the “Realized Amount”), the Company shall issue to the Assignee additional shares of common stock of the Company equal to: (i) the conversion amount; minus (ii) the Realized Amount; divided by (iii) the average volume weighted average price of the Company’s common stock during the five (5) business days immediately prior to the date upon which the Assignee delivers notice to the Company that such additional shares are requested by the Assignee (the “Make-Whole Shares”). Following the sale of the Make-Whole Shares by the Assignee: (i) in the event that Assignee receives net proceeds from such sale which, when added to the Realized Amount from the prior relevant conversion notice, is less than the conversion amount specified in the relevant conversion notice, Assignee shall deliver an additional make-whole notice to the Company and the Company obligation to issue Make-Whole Shares shall continue until the conversion amount has been fully satisfied; and (ii) in the event that Assignee received net proceeds from the sale of Make-Whole Shares in excess of the conversion amount specified in the relevant conversion notice, such excess amount shall be applied to satisfy any and all amounts owed hereunder in excess of the conversion amount specified in the relevant conversion notice.

Stress Free Capital Inc. Receivable Purchase Agreement

On February 24, 2017 (the “Effective Date”), the Company entered into a Receivable Purchase Agreement (the “Agreement”) with Stress Free Capital, Inc. (“Lender”). Pursuant to the Agreement, the Company sold, assigned and transferred, without recourse (except as specified in the Agreement), and Lender purchased for $250,000 (the “Purchase Price”), the Company’s entire right, title, and interest in $355,000 (the “Purchased Amount”) of each of the Company’s future sales, and credit card receivables owed to the Company from its credit card processors and customers, until the Purchased Amount has been paid to the Lender. Under the terms of the Agreement, the Company irrevocably authorized the Purchaser’s right to withdraw $2,218.75 from the Company’s bank account on each business day, until the amounts due under the Agreement are satisfied in full. To secure the performance of the Company’s obligations under the Agreement, the Company granted the Lender a continuing security interest in all of the Company’s accounts, deposit accounts, chattel paper, goods, inventory, equipment, instruments, causes of action, investment property, documents, and general intangibles, all reserve and reserve accounts maintained by the Company’s credit card processor, all future receivables of the Company, and all other assets and personal property of the Company. Additionally, the Company agreed to issue the Lender common stock of the Company equal to 20% of the Purchase Price under the Agreement. The issuance price of the common stock is calculated by using the average closing price for the previous 20 days from the Effective Date.

Power Up Lending Group Ltd. Factoring Agreement

On February 24, 2017 (the “Effective Date”), the Company entered into a Factoring Agreement (the “Agreement”) with Power Up Lending Group Ltd. (“Lender”). Pursuant to the Agreement, the Company sold, assigned and transferred, without recourse (except as specified in the Agreement), and Lender purchased for $100,000 (the “Purchase Price”), the Company’s entire right, title, and interest in $139,000 (the “Purchased Amount”) of each of the Company’s future sales, and credit card receivables owed to the Company from its credit card processors and customers, until the Purchased Amount has been paid to the Lender. Under the terms of the Agreement, the Company irrevocably authorized the Purchaser’s right to withdraw $1,103.18 from the Company’s bank account on each business day, until the amounts due under the Agreement are satisfied in full. To secure the performance of the Company’s obligations under the Agreement, the Company granted the Lender a continuing security interest in all of the Company’s accounts, deposit accounts, chattel paper, goods, inventory, equipment, instruments, causes of action, investment property, documents, and general intangibles, all reserve and reserve accounts maintained by the Company’s credit card processor, all future receivables of the Company, and all other assets and personal property of the Company.

On June 30, 2017, the Company entered into a Letter Agreement with Power Up, whereby in order to stay any collection and litigation with respect to the Factoring Agreement and the Power Up Note (as defined above), the Company and Power Up modified the terms of the Power Up Note to provide for a daily ACH payment in the amount of $1,592.01 per business day until such time that the amounts due to Power Up under the Power Up Note and the Factoring Agreement have been paid in full (or with respect to the Power Up Note, converted into shares of common stock of the Company pursuant to the terms of the Power Up Note in the sole discretion of Power Up). The increased portion of the modified payment will be applied to reduce the balance of the Note.

AKF Inc. Merchant Agreement 1

On March 8, 2017 (the “Effective Date”), the Company entered into a Merchant Agreement (the “Agreement”) with AKF Inc. (“Lender”). Pursuant to the Agreement, the Company sold, assigned and transferred, without recourse (except as specified in the Agreement), and Lender purchased for net proceeds of $91,975 (the “Purchase Price”), the Company’s entire right, title, and interest in $137,280 (the “Purchased Amount”) of each of the Company’s future sales, and credit card receivables owed to the Company from its credit card processors and customers, until the Purchased Amount has been paid to the Lender. Under the terms of the Agreement, the Company irrevocably authorized the Purchaser’s right to withdraw $980.57 from the Company’s bank account on each business day, until the amounts due under the Agreement are satisfied in full. To secure the performance of the Company’s obligations under the Agreement, the Company granted the Lender a continuing security interest in all of the Company’s accounts, deposit accounts, chattel paper, goods, inventory, equipment, instruments, causes of action, investment property, documents, and general intangibles, all reserve and reserve accounts maintained by the Company’s credit card processor, all future receivables of the Company, and all other assets and personal property of the Company.

AKF Inc. Merchant Agreement 2

On March 8, 2017 (the “Effective Date”), One Love Garden Supply LLC, a wholly owned subsidiary of the Company entered into a Merchant Agreement (the “Agreement”) with AKF Inc. (“Lender”). Pursuant to the Agreement, the One Love sold, assigned and transferred, without recourse (except as specified in the Agreement), and Lender purchased for net proceeds of $95,100 (the “Purchase Price”), One Love’s entire right, title, and interest in $135,993 (the “Purchased Amount”) of each of the One Love’s future sales, and credit card receivables owed to the One Love from its credit card processors and customers, until the Purchased Amount has been paid to the Lender. Under the terms of the Agreement, the One Love irrevocably authorized the Purchaser’s right to withdraw $971.38 from One Love’s bank account on each business day, until the amounts due under the Agreement are satisfied in full. To secure the performance of the One Love’s obligations under the Agreement, the One Love granted the Lender a continuing security interest in all of the One Love’s accounts, deposit accounts, chattel paper, goods, inventory, equipment, instruments, causes of action, investment property, documents, and general intangibles, all reserve and reserve accounts maintained by the One Love’s credit card processor, all future receivables of the One Love, and all other assets and personal property of One Love.

Demand Promissory Note

On May 25, 2017 (the (“Issuance Date”), the Company issued a Promissory Note to an investor (the “Lender”) in the principal amount of $100,000 (the “Note”). The Company received $100,000 in net proceeds from the sale of the Note.

The Note is due on demand 180 days from the Issuance Date (the “Maturity Date”). Payment by the Company to Lender under the terms of the Note may be made in either cash or common stock of the Company, at the option of the Lender. In the event the Company repays the Note in common stock, such common stock will be issued at a price equal to the closing price of the Company’s common stock on the Maturity Date (the “Conversion Price”). The Note bears interest at a rate of fifteen percent (15%) per annum, to be accrued through the Maturity Date. Interest may be paid in cash or common stock of the Company at the option of the Lender on the Maturity Date at the Conversion Price.

Additionally, the Company will issue the Lender shares of common stock in an amount equal to thirty three percent (33%) of the outstanding balance of principal and interest under the Note on the Maturity Date (the “Issuance”). The Issuance of the Company’s common stock to the Lender shall be at the Conversion Price on the Maturity Date. The Company shall deliver the shares of common stock to the Lender within ten days after the Maturity Date.

Upon the occurrence of an Event of Default (as defined in the Note), the Lender shall provide the Company notice of such occurrence, at which time the Company will have five (5) business days from receipt of such notice to pay the outstanding principal amount of the Note, with any unpaid interest thereof, in full. In the event full payment is not made upon the expiry of the five (5) day period, here is a default penalty equal to two percent (2%) of the principal amount per month during the period of default (the “Default Penalty”). Lender may then, at its sole discretion declare the entire then outstanding principal amount of this Note together with any unpaid interest and the Default Penalty immediately due and payable, in which event the Lender may, at its sole discretion take any action it deems necessary to recover amounts due under this Note.

The foregoing descriptions of the Note do not purport to be complete and is subject to, and qualified in its entirety by the Note, a copy of which is attached as Exhibit 4.1 to the Current Report on Form 8-K filed on June 13, 2017, and incorporated herein by reference.

Carebourn Capital Debt Refinancing

On July 14, 2017 (the “Effective Date”), the Company and the Purchaser Agreed to cancel the Purchase Agreement, the Note and the related transaction documents and refinanced the original loan by the Company’s issuance of a Convertible Promissory Note dated the Effective Date (the “Note”). The principal amount of the Note is $262,877.42, the Purchase Price is $228,589.06, and the Company received $50,000 in proceeds from the Purchaser. The Maturity Date of the Note is July 14, 2018.

The Note bears interest at a rate of 8% per annum on the aggregate unconverted and then outstanding principal, subject to increase according to the terms and conditions of the Note. The Note is convertible, in whole or in part, at the option of the Purchaser into shares of common stock of the Company at a conversion price equal to 58% of the lowest closing price of the common stock in the prior twenty (20) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events.

Effective July 24, 2017, in accordance with the terms and conditions of the Note, the Company irrevocably authorized the Purchaser’s right to withdraw $1,095.32 from the Company’s bank account on each business day, until the amounts due under the Note are satisfied in full. At the sole discretion of the Purchaser, the Company may prepay in cash any portion of the principal amount of the Note and any accrued and unpaid interest in accordance with the terms and conditions of the Note.

Off-Balance Sheet Arrangements

As of December 31, 2016, the Company had no off-balance sheet arrangements.

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

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-29 which appear at the end of this Annual Report on Form 10-K.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2016 assessment of the effectiveness of our internal control over financial reporting.

Subsequent to December 31, 2016, we have undertaken the following steps to address the deficiencies stated above:

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of July 24, 2017. There is no familial relationship between or among the nominees, directors or executive officers of the Company.

Name	Age	Position

Jeffrey Beverly	47	President and Director
Howard Karasik	80	Director
Leslie Bocskor	53	Director
William Hayde	56	Director
Peter Lau (1)	64	Director

(1)	On September 13, 2016, Mr. Peter Lau was appointed as a member of the board of directors of the Company.

Jeffrey Beverly, age 47, President and Director

Since January 19, 2017, Mr. Beverly has served as the President and a member of the board of directors of the Company. Mr. Beverly has seven years of experience in the cannabis industry and a total of 19 years in management with various corporations, including Bank of America, Northern Trust and Raymond James, Inc. From 2011 through 2014, Mr. Beverly was the Vice President of Impulse National, Inc. the creators of the StoK brand of vaporizer products. Mr. Beverly is also an attorney who has practiced law in the State of Florida.

Mr. Beverly has an undergraduate degree from the Ohio State University and a law degree from Chicago-Kent School of Law. The board of directors of the Company believe that Mr. Beverly’s leadership skills, experience in business management and team building will be critical in supporting the Company’s growth plans.

Leslie Bocskor, age 53, Director

Mr. Bocskor, age 53, combines two years of experience in the cannabis industry and a total of 20 years in senior management in the financial industry. Since June 2000, Mr. Bocskor has served as the President of Venture Catalyst LLC, a consulting company. From February 2011 through September 2012, Mr. Bocskor was employed in the investment banking division of Network One Financial, Inc. From May 2005 through June 2011, Mr. Bocskor was Managing Partner of Lenox Hill Partners, LLC an advisory firm that focused on corporate finance and business consulting.

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

Howard Karasik, age 80, Director

Mr. Karasik, age 80, is a corporate lawyer admitted to practice in the State of New York. Since receiving his law degree from the Harvard Law School, his extensive career includes his partnership in the New York firm, Sherman, Citron & Karasik, P.C. He has been involved in bankruptcy law, corporate negotiation & mediation, and all aspects of creditor and debtor matters. Mr. Karasik is a lecturer, published author, honors graduate of Brooklyn College and Harvard Law School and a member of the New York State Bar and the District of Columbia Bar.

William Hayde, age 56, Director

Mr. Hayde, age 56, is currently a co-founder and executive vice president of Intercontinental Beverage Capital Inc. since 2013. He has been a Wall Street professional for over 25 years, in investment banking and the securities industry.  He has successfully raised a significant amount of growth and acquisition capital for middle market companies and facilitated mergers, acquisitions, financial restructurings and divestitures. Mr. Hayde has insight into privately-held businesses, has assisted with strategic options, access to capital markets, and maximized value for clients.

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

Peter Lau, age 64, Director

Mr. Lau is a shareholder at Buckman, Buckman, and Reid, a wealth management and brokerage firm. Mr. Lau has over 30 years’ experience providing financial advisory services, including investment banking and mergers and acquisitions for multi-national companies. Previously, he was Senior Managing Director of Corporate Finance for American Frontier and Managing Director of Corporate Finance at Ridgewood Capital, a venture capital firm. Early in his career, he also worked for a number of multi-national companies. Mr. Lau is the Chairman of the NY Asian Republican Leadership Council and a Director on the Finance committee of NY State Republican Party. Peter is a CPA and holds FINRA (NASD) Licenses: series 7, 63 & 79.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the best of the Company’s knowledge, any reports required to be filed were timely filed as of the date hereof.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jeffrey Beverly	2016	90,000						33,600	123,600
President	2015	80,000	0	0	0	0	0	33,600	113,600
	2014

(1)	On April 28, 2015, Mr. Ed Bailey resigned from his position as President, Secretary and Treasurer of the Company. On the same date, Jeffrey Beverly was appointed as the President of the Company.

2016 DIRECTOR COMPENSATION TABLE

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jeffrey Beverly	0	0	0	0	0	0	0

Howard Karasik	0	0	0	0	0	0	0

Leslie Bocskor	0	0	0	0	0	0	0

William Hayde	0	0	0	0	0	0	0

Peter Lau	0	0	0	0	0	0	0

(1)	Effective September 13, 2016, Peter Lau was appointed as a director of the Company.

Employment Agreements

Leago Employment Agreement and Resignation

On May 5, 2015, the Company entered into a two-year employment agreement (with three consecutive two year renewal options) with Michael Leago (“Leago”), a former managing member of OneLove (the “Employment Agreement”). Under the terms of the Employment Agreement, Leago serves as the Retail Grow Store Division Head and receives $65,000 per year, payable monthly on the first Monday of each month. Additionally, each fiscal quarter of 2015, upon the Company recording on its financial statements $40,000 in US GAAP gross pretax profits (the “Gross Pretax Profits”) from sales of the Retail Store Division of the Company (the “Pretax Threshold”), the Company shall pay to Leago a cash payment equal to 15% of the Company’s Gross Pretax Profits generated above the Pretax Threshold, but in any event not to exceed $150,000 of bonus for the 2015 calendar year paid to Leago.

On August 27, 2016, Leago resigned from his position as President of One Love Garden Supply, LLC and Vice President of Grow Solutions, Inc. effective September 30, 2016. On the same date, Leago’s Employment Agreement with the Company was of no further force or effect.

Consulting Agreement Termination

On May 8, 2017, the Company terminated Otisfund, a New Jersey partnership controlled by Victor Wexler for cause pursuant to that certain Consulting Agreement by and between the Company and Otisfund, dated January 1, 2015.

Consulting Agreement Termination and Settlement Agreement

On or about January 6, 2017, the Company terminated the Consulting Agreement with Cimarron Capital Ltd., a Nevada corporation controlled by Peter Aiello Sr. (“Cimarron”) pursuant to that certain Consulting Agreement by and between the Company and Cimarron, dated January 1, 2015 (the “Cimarron Termination”).

In connection with the Cimarron Termination, the Company and Cimarron entered into a Settlement and Release Agreement dated February 28, 2017 (the “Cimarron Settlement Agreement”). Under the Cimarron Settlement Agreement, the Company and Cimarron agreed to a mutual release of all claims in connection with the Cimarron Consulting Agreement and the Cimarron Termination for payment by the Company to Cimarron in the amount of $5,000 per month for a period of 14 months. Additionally, Cimarron agreed to certain lockup and leak-out provisions with respect to the sale of its shares of common stock of the Company. The Company has not made timely payments in accordance with the Settlement Agreement. The Company is working with the Board to establish a payment plan for Cimarron and expedite the final settlement of this matter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of July 24, 2017, of (i) each person known to us to beneficially own more than 5% of capital stock, (ii) our directors, (iii) each named executive officer and (iv) all directors and named executive officers as a group. As of July 24, 2017, there were 53,472,415 shares of our common stock issued and outstanding and 51 shares of our Series A Preferred Stock issued and outstanding.

Name of Beneficial Owner (1)	Shares of Series A Preferred	Percent of Series A Preferred (2)	Shares of Common Stock	Percent of Common Stock (2)

Jeffrey Beverly	0	0%	1,100,000	2.06%
President, Director

Howard Karasik	0	0%	150,000	* %
Director

Leslie Bocskor	0	0%	150,000	* %
Director

William Hayde (3)	0	0%	500,000	* %
Director

Peter Lau (4)	0	0%	713,500	1.33%
Director

All officers and directors as a group (5 persons)	0	0%	2,613,500	4.89%

Grow Solutions Holdings LLC (5)	51	100%	0	0%

Bayside Funding LLC (6)	0	0%	3,710,000	6.93%

RLJ Partners (7)	0	0%	4,000,000	7.47%

Joshua Wexler (8)	0	0%	5,400,000	10.08%

Rose Wexler (9)	0	0%	5,400,000	10.08%

5% Beneficial Owners (5 entities)	51	100%	18,510,000	34.59%

* represents less than 1%

(1)

For each shareholder, the calculation of percentage of beneficial ownership is based upon the aggregate voting power outstanding as of July 24, 2017, and shares of capital stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The total aggregate number of votes is approximately 53,472,415. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(2)	The number of shares beneficially owned is determined under the rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which a person or entity has sole or shared voting power or investment power plus any shares which such person or entity has the right to acquire within sixty (60) days of the date hereof through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity. The mailing address for all officers, directors and 5% beneficial owners is 1111 Broadway - Suite 406, Denver, CO 80203.
(3)	The Hayde Family Revocable Trust DTD has beneficial ownership of 500,000 shares of common stock of the Company and is controlled by Mr. William Hayde.
(4)	Mr. Peter Lau and Mrs. Cecilia Soh are married and as such have beneficial ownership over 713,500 shares of common stock of the Company.
(5)	Grow Solutions Holdings, LLC, a Colorado limited liability company, is controlled equally by each member of the Board.
(6)	The 3,710,000 shares of the Company’s common stock held by Bayside Funding LLC is beneficially owned by Mr. Mark Pagani and Mr. Kevin S. Sisti.
(7)	The 4,000,000 shares of the Company’s common stock held by RLJ Partners is beneficially owned by siblings Ms. Rachel Wexler, Ms. Leigh Wexler, and Mr. Joshua Wexler (the “Wexler Siblings”). Mr. Victor Wexler and Mrs. Rose Wexler are the father and mother of each of the Wexler Siblings (the “Parents”) and as such may be deemed to have beneficial ownership of each other’s shares.
(8)	LW Associates beneficially owns 2,200,000 shares of common stock of the Company and is controlled by Ms. Leigh Wexler. JTW Grow Services owns 615,000 shares of common stock of the Company and is controlled by Mr. Joshua Wexler.
(9)	Mrs. Rose Wexler is married to Mr. Victor Wexler. Otis Fund beneficially owns 875,000 shares of the Company’s common stock and is controlled by Mr. Wexler. Mr. Wexler and Mrs. Wexler may be deemed to have beneficial ownership of each other’s shares.

Description of Securities

General

Our authorized capital stock consists of 100,000,000 shares of common stock, par value of $0.001 per share, and 25,000,000 shares of blank check preferred stock, par value of $0.001 per share. As of July 24, 2017 there were 53,472,415 shares of our common stock issued and outstanding held by 162 holders of record of our common stock, including 4,905,000 shares of common stock underlying outstanding warrants if all of the outstanding warrants are exercised and 51 shares of Series A Preferred Stock issued and outstanding and held by one entity.

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

Series A Preferred Stock

On June 7, 2017, the Company filed an amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada, which, among other things, established the designation, powers, rights, privileges, preferences and restrictions of the Series A Preferred Stock, $0.001 par value per share (the “Series A Preferred Stock”).

Among other provisions, each one (1) share of the Series A Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of common stock of the Company eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred Stock shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036).

Fifty-one (51) shares of Series A Preferred Stock were authorized and fifty-one (51) shares of Series A Preferred Stock were issued to Grow Solutions Holdings, LLC, a Colorado limited liability company (the “LLC”) controlled equally by each member of the Board.

The Series A Preferred Stock has no dividend rights, no liquidation rights and no redemption rights, and was created primarily to be able to obtain a quorum and conduct business at shareholder meetings. All shares of the Series A Preferred Stock shall rank (i) senior to the Company’s common stock and any other class or series of capital stock of the Company hereafter created, (ii) pari passu with any class or series of capital stock of the Company hereafter created and specifically ranking, by its terms, on par with the Series A Preferred Stock and (iii) junior to any class or series of capital stock of the Company hereafter created specifically ranking, by its terms, senior to the Series A Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

Additionally, all of the issued and outstanding shares of Series A Preferred Stock will be forfeited and canceled by the LLC upon the earlier of (i) the Company closing a financing transaction whereby it receives an investment in an amount equal to at least $3,000,000, or (ii) twenty four (24) months from the filing date of the Amendment in the State of Nevada (the “Holding Period”), unless such Holding Period is extended by a majority vote of the Board.

The foregoing descriptions of the Amendment and the Series A Preferred Stock designations do not purport to be complete and are subject to, and qualified in its entirety by, the Amendment, a copy of which is attached as Exhibit 3.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2017, and incorporated herein by reference.

Warrants

As of July 24, 2017, there are outstanding warrants to purchase approximately 4,955,000 shares of common stock if all of the outstanding warrants are exercised. The warrants are exercisable at $0.40 per warrant into a share of the Company’s common stock and have a maturity of three years. Each warrant is callable by the Company upon the Company’s common stock trading at $0.60 or higher for 20 consecutive days. The warrants include standard weighted average anti-dilution protection.

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

None.

Item 14. Principal Accountant Fees and Services.

a. Audit Fees: Aggregate fees billed by KLJ & Associates for professional services rendered for the audit of our financial statements included in this Annual Report on Form 10-K and review of our financial statements included in our Quarterly Report on Form 10-Q for the years ended December 31, 2016 and 2015, were approximately $28,000 and $10,500, respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2016 and 2015.

c. Tax Fees: Aggregate fees billed by KLJ & Associates for tax services for the years ended December 31, 2016 and 2015, were approximately $0 and $0.

d. All Other Fees: Aggregate fees billed for professional services provided by KLJ & Associates other than those described above were approximately $0 for the year ended December 31, 2016 and $0 for the year ended December 31, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Form of Acquisition Agreement and Plan of Merger by and among LightTouch Vein & Laser, Inc., LightTouch Vein & Laser Acquisition Corporation, and Grow Solutions, Inc. incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 19, 2015

2.2	Form of Acquisition Agreement and Plan of Merger by and among LightTouch Vein & Laser, Inc., Grow Solutions Acquisition LLC, One Love Garden Supply LLC and all of the members of One Love Garden Supply LLC incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 20, 2015

2.3*	Asset Purchase Agreement by and between One Love Garden Supply LLC and Westcoast Organic & Hydroponic, dated January 1, 2017

2.4*	Asset Purchase Agreement by and between One Love Garden Supply LLC and Keys Organic and Hydroponic Supply LLC, dated January 1, 2017

3.1	Certificate of Incorporation of Grow Solutions, Inc. incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 4, 2015

3.12	Amended and Restated Certificate of Incorporation for Grow Solutions, Inc. incorporated herein by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 4, 2015

3.13	Articles of Incorporation of Grow Solutions Holdings, Inc. incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10SB12G filed with the U.S. Securities and Exchange Commission on February 2, 2000

3.14	Certificate of Amendment to the Articles of Incorporation incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 26, 2015

3.15

Amendment to Articles of Incorporation, filed June 7, 2017 incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2017

3.21	Bylaws of Grow Solutions, Inc. incorporated herein by reference to Exhibit 3.5 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 4, 2015

3.22	Bylaws of Grow Solutions Holdings, Inc. incorporated herein by reference to Exhibit 3.2 to the Company’s Form 10SB12G filed with the U.S. Securities and Exchange Commission on February 2, 2000

4.1	Form of Promissory Note in favor of R. Bailey incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 19, 2015

4.2	Form of Promissory Note in favor of Grow Solutions, Inc. incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 19, 2015

4.3	Form of Promissory Note in favor of Michael Leago and Ashley N. Hollow incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 20, 2015

4.4	Revolving Note issued by the Company in favor of TCA Global Credit Master Fund, LP incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2015

4.5*	Convertible Promissory Note issued by the Company in favor of Power Up Lending Group Ltd., dated January 19, 2017

4.6*	10% Senior Replacement Convertible Promissory Note issued by Grow Solutions Holdings, Inc. in favor of L2 Capital LLC, dated February 15, 2017

4.7*	Convertible Promissory Note issued by the Company in favor of Carebourn Capital LP, dated July 14, 2017

4.8*	Form of Promissory Note, dated May 25, 2017 incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 13, 2017

10.1	Form of Employment Agreement incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 20, 2015

10.2	Asset Purchase Agreement by and between Grow Solutions Holdings, Inc,, One Love Garden Supply LLC, and D&B Industries incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 16, 2015

Exhibit No.	Description
10.3	Credit Agreement by and among Grow Solutions Holdings, Inc., Grow Solutions, Inc., One Love Garden Supply LLC, and TCA Global Credit Master Fund, LP incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2015

10.4	Security Agreement by and between Grow Solutions Holdings, Inc. and TCA Global Credit Master Fund, LP incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2015

10.5	Security Agreement by and among Grow Solutions, Inc., One Love Garden Supply LLC, and TCA Global Credit Master Fund, LP incorporated herein by reference to Exhibit 10.4 the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2015

10.6	Pledge Agreement by and between Grow Solutions Holdings, Inc. and TCA Global Credit Master Fund, LP, with joinder of escrow agent incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2015

10.7*	First Amendment to Credit Agreement by and among Grow Solutions Holdings, Inc., Grow Solutions Inc., One Love Garden Supply LLC, Jeffery Beverly, and TCA Global Credit Master Fund LP, dated February 9, 2017

10.8*	Debt Purchase Agreement by and amount TCA Global Credit Master Fund, LP, L2 Capital LLC, and Grow Solutions Holdings Inc, dated February 15, 2017

10.9*	Securities Purchase Agreement by and between Grow Solutions Holdings, Inc. and Power Up Lending Group Ltd., dated January 19, 2017

10.10*	Securities Purchase Agreement by and between the Grow Solutions Holdings, Inc. and Carebourn Capital LP, dated July 14, 2017

10.11*	Letter Agreement between Grow Solutions Holdings, Inc. and Power Up Lending Group Ltd., dated June 30, 2017

31.1*	Rule 13a-14(a) Certification – Principal Executive Officer

31.2*	Rule 13a-14(a) Certification – Principal Financial Officer

32.1*	Section 1350 Certification – Principal Executive Officer

32.2*	Section 1350 Certification – Principal Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROW SOLUTIONS HOLDINGS, INC.

Date: July 24, 2017	By:	/s/ Jeffrey Beverly
	Name:	Jeffrey Beverly
	Title:	President and Director
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Beverly	President and Director	July 24, 2017
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Howard Karasik	Director	July 24, 2017

/s/ Leslie Bocskor	Director	July 24, 2017

/s/ William Hayde	Director	July 24, 2017

/s/ Peter Lau	Director	July 24, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Grow Solutions Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Grow Solutions Holdings, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2016 and 2015. Grow Solutions Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grow Solutions Holdings, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

July 24, 2017

5201 Eden Avenue

Suite 300

Edina, MN 55436

630.277.2330

Grow Solutions Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
Assets

Assets:
Cash	$195,761	$814,663
Accounts receivable, net	133,478	80,555
Note receivable and accrued interest	207,979	-
Inventories, net	915,832	679,899
Debt issuance costs, net	35,288	126,119
Total current assets	1,488,338	1,701,236

Property and Equipment, net	75,372	20,818

Goodwill	507,815	507,815
Total Assets	$2,071,525	$2,229,869

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued expenses	$972,030	$926,588
Accrued settlement expense	568,500	-
Convertible notes, net of debt discount	1,554,139	108,763
Related party payable	-	40,000
Total current liabilities	3,094,669	1,075,351

Long-term Liabilities:
Derivative liabilities	1,068,605	1,167,836
Total long-term liabilities	1,068,605	1,167,836

Total Liabilities	4,163,274	2,243,187

Commitments and contingencies

Stockholders’ Deficit
Preferred Stock, par value $0.001: 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 49,690,303 and 46,389,545 shares issued and outstanding	49,690	46,390
Additional paid in capital	4,147,550	1,555,140
Accumulated deficit	(6,288,989)	(1,614,848)
Total Stockholders’ Deficit	(2,091,749)	(13,318)
Total Liabilities and Stockholders’ Deficit	$2,071,525	$2,229,869

See accompanying notes to the consolidated financial statements

Grow Solutions Holdings, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31, 2016	December 31, 2015

Net Sales	$6,780,591	$2,693,212

Cost of goods sold	5,529,818	1,906,320

Gross profit	1,250,773	786,892

Selling, general and administrative expenses	4,717,255	2,021,134
Total Selling, general and administrative	4,717,255	2,021,134

Loss from operations	(3,466,482)	(1,234,242)

Other income (expense)
Other income	7,328	-
Interest expense	(1,062,142)	(115,355)
Derivative expense	(46,583)	-
Change in fair value of derivative liabilities	(106,262)	(112,342)
Total other (expense) income	(1,207,659)	(227,697)

Net loss	$(4,674,141)	$(1,461,939)

Net loss income per common share - basic and diluted	$(0.10)	$(0.03)

Weighted average common shares outstanding -basic and diluted	46,968,635	50,757,482

See accompanying notes to the consolidated financial statements

Grow Solutions Holdings, Inc.

Consolidated Statements Changes in of Stockholders’ Deficit

For the Years Ended December 31, 2016 and 2015

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2014	-	$-	46,255,000	$46,255	$485,745	$(152,909)	$379,091

Recapitalization	-	-	1,886,612	1,887	21,351	-	23,238

Common stock issued for services	-	-	4,217,933	4,218	405,782	-	410,000

Common stock and warrants issued for cash, net of derivative liability	-	-	3,080,000	3,080	283,212	-	286,292

Common stock issued for acquisition	-	-	1,750,000	1,750	348,250	-	350,000

Cancellation of founder’s shares	-	-	(10,800,000)	(10,800)	10,800	-	-

Net loss for the period ended December 31, 2015						(1,461,939)	(1,461,939)

Balance, December 31, 2015	-	$-	46,389,545	$46,390	$1,555,140	$(1,614,848)	$(13,318)

Common stock issued for services	-	-	1,985,000	1,985	1,163,465	-	1,165,450

Options issued for services	-	-	-	-	486,824	-	486,824

Common stock and warrants issued for cash	-	-	1,626,200	1,626	314,615	-	316,241

Conversion of notes to equity	-	-	1,532,491	1,532	133,587	-	135,119

Derivative cease to exist	-	-	-	-	492,076	-	492,076

Cancellation of shares	-	-	(1,842,933)	(1,843)	1,843	-	-

Net loss for the year ended December 31, 2016	-	-	-	-	-	(4,674,141)	(4,674,141)

Balance, December 31, 2016	-	$-	49,690,303	$49,690	$4,147,550	$(6,288,989)	$(2,091,749)

See accompanying notes to the consolidated financial statements

Grow Solutions Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,674,141)	$(1,461,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Recapitalization	-	46,150
Depreciation	18,549	2,149
Accretion of debt discount and debt issuance costs	795,969	97,968
Derivative expense	46,583	-
Interest income	(7,979)	-
Share-based compensation	1,652,274	410,000
Change in fair value of derivative liabilities	106,262	112,342
Changes in operating assets and liabilities:
Accounts receivable	(52,923)	(67,190)
Inventory	(235,933)	(343,562)
Accounts payable and accrued expenses	60,561	233,811
Accrued legal settlement expense	568,500	-
Net Cash Used In Operating Activities	(1,722,278)	(970,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for business acquisitions	-	(193,906)
Cash paid for note receivable	(200,000)	-
Cash paid for machinery and equipment	(73,103)	(22,035)
Net Cash Used In Investing Activities	(273,103)	(215,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	316,241	616,000
Proceeds from issuance of convertible note	1,357,000	1,070,000
Repayments of convertible note	(256,762)	-
Repayments of note payable	(40,000)	-
Cash paid for debt issuance costs	-	(137,400)
Net Cash Provided by Financing Activities	1,376,479	1,548,600

Net (Decrease) Increase in Cash	(618,902)	362,388

Cash - Beginning of Period	814,663	452,275

Cash - End of Period	$195,761	$814,663

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$-	$-
Interest	$91,603	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Recognition of derivative liability embedded in stock purchase warrant	$-	$255,867
Debt discount on convertible note	$286,583	$722,924
Stock issued for debt discount on convertible note	$-	$325,000
Stock issued for OneLove acquisition	$-	$290,000
Stock issued for Hygrow acquisition	$-	$60,000
Derivative cease to exist upon conversion of notes	$492,076	$-
Stock issued upon conversion of notes	$135,119	$-

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

As per the Acquisition agreement, the Company has paid all of the cash flow note and as of December 31, 2016, the balance of the cash flow note is $0.

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

Note 2 — Going Concern and Management’s Plan

The Company has elected to adopt early application of ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenues; however, its cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds by way of a public or private offering, there can be no assurance to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and its ability to raise additional funds by way of a public or private offering.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(1)	Fair value of long–lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long–lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long–lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under–performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(2)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry–forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred a loss, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(3)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk-free rate(s) to value share options and similar instruments.

(4)	Estimates and assumptions used in valuation of derivative liability: Management utilizes an option pricing model to estimate the fair value of derivative liabilities. The model includes subjective assumptions that can materially affect the fair value estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2016 and 2015, the Company had cash and cash equivalents of $195,761 and $814,663, respectively. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the Company’s cash and cash equivalent balances may be uninsured or in amounts that exceed the FDIC insurance limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of December 31, 2016 and 2015, the allowance for doubtful accounts was $65,311 and $0, respectively.

Inventories

Inventories are stated at lower of cost or market using the first-in, first-out (FIFO) valuation method. Inventory was comprised of finished goods at December 31, 2016 and 2015. As of December 31, 2016 and 2015, the allowance for shrinkage was $60,000 and $0, respectively.

Debt Discount and Debt Issuance Costs

Debt discounts and debt issuance costs incurred in connection with the issuance of debt are capitalized and amortized to interest expense based on the related debt agreements using the straight-line method. Unamortized discounts are netted against long-term debt.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Computer equipment and software	3
Equipment	5
Furniture and fixture	7

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

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

Derivative Liability

The Company evaluates its debt and equity issuances to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB ASC. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

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

The Company adopted Section 815-40-15 of the FASB ASC (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

The Company utilizes an option pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The Company records the change in the fair value of the derivative as other income or expense in the consolidated statements of operations.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 FASB Accounting Standards, the related parties include (a) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15 FASB Accounting Standards, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company and members of their immediate families; (e) management of the Company and members of their immediate families; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Pursuant to ASC Paragraphs 850-10-50-1 and 50-5 financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

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

Restricted stock awards are granted at the discretion of the Company. These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a five-year period (vesting on a straight–line basis). The fair value of a stock award is equal to the fair market value of a share of Company stock on the grant date.

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

Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the year ended December 31, 2016 and 2015 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Convertible notes payable	9,419,858	6,622,718
Options	475,000	-
Warrants	5,121,756	4,955,000
Totals	15,016,614	11,577,718

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (the “Indirect Method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company has evaluated events that occurred subsequent to December 31, 2016 and through the date the financial statements were issued.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers”. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. In July 2015, the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has evaluated the standard and does not expect the adoption will have a material effect on its consolidated financial statements and disclosures.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has elected to adopt the methodologies prescribed by ASU 2014-15. The adoption of ASU 2014-15 had no material effect on its financial position or results of operations.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company adopted ASU 2015-03 during the year ended December 31, 2016.

In January 2016, the FASB issued the FASB Accounting Standards Update No. 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”).

This Update makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. Some of the major changes as a result of the ASU 2016-01 are summarized below.

●	Requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.
●	Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.
●	Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.
●	Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.
●	Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.
●	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.
●	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new standard.

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

In April 2016, the FASB issued ASU 2016–10 “Revenue from Contract with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgment necessary to comply with Topic 606. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

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

During the year ended December 31, 2016, the Company executed a non-recourse loan and security agreement with Infinite Distribution Inc. (“Infinite”) and paid Infinite gross proceeds of $200,000. The note accrues interest at 6% per annum maturing on April 18, 2020. As of December 31, 2016, the outstanding balance of the note including accrued interest was $207,979.

Note 5 – Property and Equipment

Property and equipment consisted of the following at December 31, 2016 and 2015:

		December 31,	December 31,
	Lives	2016	2015

Equipment	5 years	$29,608	$23,044
Office equipment	7 years	7,254	3,724
Software and computer equipment	3 years	44,953	-
Leasehold improvements	5 years	19,335	1,585
Less: accumulated depreciation		(25,778)	(7,535)
Property and equipment, net		$75,372	$20,818

Depreciation expense for the year ended December 31, 2016 and 2015 was $18,549 and $2,149, respectively.

Note 6 — Convertible notes

Debt Offering (A)

On September 2, 2015, the Company entered into an agreement for the issuance of a convertible note to a third-party lender for $120,000. The note accrues interest at 12% per annum maturing on July 2, 2016. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 20-day trading period ending on the latest and complete trading day prior to the conversion. During the year ended December 31, 2016, the lender elected to convert an aggregate of $135,119 of principal and accrued interest into 1,532,491 shares of common stock. As of December 31, 2016, the principal and accrued interest on the notes due to the lender was $0.

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

The amounts borrowed pursuant to the Credit Agreement are evidenced by a Revolving Note (the “Revolving Note”) and the repayment of the Revolving Note is secured by a first position security interest in substantially all of the Company’s assets in favor of TCA, as evidenced by a Security Agreement by and between the Company and TCA (the “Company Security Agreement”) and a first position security interest in substantially all of the Subsidiaries’ assets in favor of TCA, as evidenced by a Security Agreement by and among the Subsidiaries and TCA (the “Subsidiaries Security Agreement” and, together with the Company Security Agreement, the “Security Agreements”).  The Revolving Note is in the original principal amount of $950,000, is due and payable, along with interest thereon, on June 7, 2017 (the “Maturity Date”), and bears interest at the rate of 18% per annum, with the first four months of payments by the Company under the Revolving Note being interest only. Upon the occurrence of an Event of Default (as defined in the Credit Agreement) the interest rate shall increase to the Default Rate (as defined in the Credit Agreement). The payments under the Revolving Note are amortized over 18 months. During the year ended December 31, 2016, the Company made principal and interest payments of $234,427 and $96,202, respectively. The outstanding balance due under the note was $703,948 and $950,000 as of December 31, 2016 and 2015, respectively.

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

Debt Offering (C)

During the year ended December 31, 2016, the Company entered into an agreement for the issuance of convertible notes to third party lenders for aggregate proceeds of $1,117,000. The notes accrue interest at 12% per annum maturing two years from issuance. The notes are convertible into shares of common stock at a conversion price of $0.80.

Debt Offering (D)

On December 15, 2016, the Company entered into an agreement for the issuance of a convertible note to a third-party lender for $285,775 with an original issue discount of $37,275. The note accrues interest at 8% per annum maturing on December 15, 2017. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 20-day trading period ending on the latest and complete trading day prior to the conversion. Pursuant to the agreement, the Company is required to pay $1,190 As of December 31, 2016, the principal and accrued interest on the notes due to the lender was $275,065.

As of December 31, 2016 and 2015, the total outstanding balance of the above convertible notes, net of debt discount, was $1,554,139 and $108,763, respectively.

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

Upon issuance of the note, a debt discount was recorded and any difference in comparison to the face value of the note, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense.  The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $698,288 and $961,237 as of December 31, 2016 and 2015, respectively.

The fair value of the embedded conversion feature was estimated using the Black-Scholes option-pricing model. See Note 7 for the estimates and assumptions used.

Note 7 — Derivative Liabilities

In connection with the private placement and debt transactions during the period ended December 31, 2015, the Company issued 4,955,000 warrants, to purchase common stock with an exercise price of $0.40 and a three-year term. The Company identified certain put features embedded in the warrants that potentially could result in a net cash settlement in the event of a fundamental transaction, requiring the Company to classify the warrants as a derivative liability.

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

Level 3 Financial Liabilities – Derivative convertible note and warrant liabilities

The following are the major categories of assets and liabilities that were measured at fair value during the year ended December 31, 2016 and 2015, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Quoted Prices In Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016

Embedded conversion feature	$-	$-	$788,155	$788,155
Warrant liability	-	-	290,450	290,450
December 31, 2016	$-	$-	$1,068,605	$1,068,605

	Quoted Prices In Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015

Embedded conversion feature	$-	$-	$730,584	$730,584
Warrant liability	-	-	437,252	437,252
December 31, 2015	$-	$-	$1,167,836	$1,167,836

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the year ended December 31, 2016.

	Warrant Liability	Embedded Conversion Feature	Total
Balance – December 31, 2014	$-	$-	$-
Change in fair value of derivative liability	104,682	7,660	112,342
Issuance of derivative liabilities	332,570	-	332,570
Included in debt discount	-	722,924	722,924
Balance – December 31, 2015	437,252	730,584	1,167,836
Change in fair value of derivative liability	(146,802)	253,064	106,262
Conversion of debt to equity	-	(492,076)	(492,076)
Issuance of derivative liabilities	-	-	-
Included in debt discount	-	286,583	286,583
Balance – December 31, 2016	$290,450	$778,155	$1,068,605

The fair value of the derivative feature of the convertible notes and warrants on the balance sheet date were calculated using an option model valued with the following weighted average assumptions:

	December 31, 2016	December 31, 2015
Risk free interest rate	0.21 – 1.03%	0.49% - 1.06%
Dividend yield	0.00%	0.00%
Expected volatility	109% - 120%	113% - 115%
Remaining term	0.43 – 1.94 years	0.83 - 3.00 years

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note with a similar term on the date of the grant.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company calculates the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the warrant’s expected term.

Remaining term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

During the year ended December 31, 2016 and 2015, the Company marked the derivative feature of the warrants to fair value and recorded a loss of $106,262 and $112,342, respectively, relating to the change in fair value.

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

As discussed in Note 6, the Company issued 325,000 shares of common stock to TCA as compensation for financing costs of $325,000. The issuance of the 2,167,933 shares has been recorded at par value with a corresponding decrease to paid-in capital. Upon the sale of the shares by the creditor, the financing cost liability will be reduced by the amount of the proceeds with a corresponding increase to paid-in capital. The Company will still be liable for any shortfall from the proceeds realized by the creditor. The ultimate amount to be recorded in satisfaction of the debt will not exceed the balance of the financing cost recorded. The shares were issued in January 2016.

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

During the year ended December 31, 2015, the Company issued 1,500,000 shares of common stock to consultants for services rendered. The issuances were recorded at fair value and the Company recognized $300,000 in stock based compensation charges.

During the year ended December 31, 2016, the Company issued 1,985,000 shares of common stock to employees and consultants for services rendered. The issuances were recorded at fair value and the Company recognized $1,165,450 in stock based compensation charges.

As of December 31, 2016 and 2015, there were 49,690,303 and 46,389,545 shares of our common stock issued and outstanding, respectively.

Options

During the year ended December 31, 2016, the Company granted 475,000 options to employees and the board of directors for services provided.

The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

For the Year Ended December 31,
2016
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

Volatility: The Company calculates the expected volatility of the stock price based on the corresponding volatility of the Company’s peer group stock price for a period consistent with the option’s expected term.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

The following is a summary of the Company’s option activity during the period from January 1, 2016 to December 31, 2016:

	Options	Weighted Average Exercise Price

Outstanding – January 1, 2016	-	$-
Exercisable – January 1, 2016	-	$-
Granted	475,000	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2016	475,000	$0.40
Exercisable – December 31, 2015	475,000	$0.40

As of December 31, 2016 and 2015, the total intrinsic value of options outstanding and exercisable was $0.

For the year ended December 31, 2016 and 2015, the Company recognized an aggregate of $486,865 and $0, respectively, in stock-based compensation related to stock options which is reflected in the consolidated statements of operations.

Warrants

The following is a summary of the Company’s warrant activity during the period from January 1, 2015 to December 31, 2016:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2015	2,250,000	$0.40
Exercisable – January 1, 2015	2,250,000	$0.40
Granted	2,705,000	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2015	4,955,000	$0.40
Exercisable – December 31, 2015	4,955,000	$0.40
Granted	166,756	$0.80
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2016	5,121,756	$0.41
Exercisable – December 31, 2015	5,121,756	$0.41

As of December 31, 2016 and 2015, the total intrinsic value of options outstanding and exercisable was $0.

Note 9 — Related Party Transactions

As per the Acquisition agreement, fully described in Note 1, the Company paid a $50,000 cash flow note and as of December 31, 2016 and 2015, the balance of the cash flow note is $0 and $40,000, respectively, payable to a related party.

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

The initial term of the Joint Marketing Agreement shall be for three (3) years and shall automatically renew for additional three-year periods unless terminated by the Company with written notice at least 30 days prior to the expiration of the initial term, or any subsequent term.

Operating Lease

The Company assumed the OneLove lease for storefront property in Colorado, which in November 2012, OneLove extended to an additional three years to run from May 1, 2013 through April 30, 2016. The lease required base annual rent of $60,000 and the Company’s pro-rata charges for operating expenses and taxes for the first year, with 3% increments thereafter.

In June 2016, OneLove executed a new lease agreement for its storefront property in Boulder, Colorado. The lease is for a five-year period and requires initial base annual rent of $93,600 with 5% increases thereafter. In addition, the Company is responsible for its pro-rata charges for operating expenses and taxes for $39,624 per year.

The Company assumed the Hygrow leases for the storefront properties in Denver, Colorado and Pueblo, Colorado. The leases are on a month to month basis with monthly payments of $3,700 and $800, respectively.

Rent expense totaled $230,421 and $84,460 for the year ended December 31, 2016 and 2015, respectively.

Future minimum lease payments under these non-cancelable operating leases are approximately as follows:

Year Ending December 31,
2017	$135,954
2018	140,774
2019	145,834
2020	151,141
2021	63,915
$637,618

Litigation

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of December 31, 2016.

Note 11 — Income Taxes

As of December 31, 2016 and 2015, the Company had net operating loss carry forwards of approximately $6,450,000 and $1,691,000 that may be available to reduce future years’ taxable income in varying amounts through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2016	December 31, 2015
Federal income tax benefit attributable to:
Current Operations	$4,758,000	$1,565,297
Less: valuation allowance	(4,758,000)	(1,565,297)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 38.6% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2016	December 31, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$2,491,653	$653,354
Less: valuation allowance	(2,491,653)	(653,354)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $6,450,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Note 12 — Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported.

Amendment of TCA Credit Agreement

On February 14, 2017, the Company entered into a First Amendment to Credit Agreement (the “Amended Agreement”) by and between the Company and TCA. Pursuant to the Amended Agreement, the Original Note was severed, split, divided and apportioned into two separate and distinct replacement notes consisting of (i) First Replacement Note A, evidencing principal indebtedness of $325,000 which was executed and delivered by the Company as the first purchase tranche paid by the Assignee (as defined below) to TCA, and (ii) First Replacement Note B evidencing the reduced outstanding balance of principal indebtedness of $876,441.25 (collectively, First Replacement Note A and First Replacement Note B, the “Replacement Notes”). The Replacement Notes replaced and superseded the Original Note in its entirety by substituting one evidence of debt for another without extinguishing the indebtedness and obligations evidenced under the Original Note.

Under the terms and conditions of Replacement Note B, the Company has the right to prepay Replacement Note B evidencing the remaining outstanding balance of principal indebtedness owed to TCA in full and for cash, at any time prior to the Maturity Date (as defined therein), with three (3) Business Days (as defined therein) advance written notice to TCA.

Debt Purchase Agreement

On February 15, 2017 (the “Effective Date”), the Company entered into a Debt Purchase Agreement (the “Debt Purchase Agreement”) by and among the Company, TCA, and L2 Capital, LLC, a Kansas limited liability company (the “Assignee”). Pursuant to the Debt Purchase Agreement, on the Effective Date, TCA sold and assigned to Assignee, TCA’s right, title and interest in and to the monetary obligations evidenced under Replacement Note A thereby reducing the TCA outstanding principal indebtedness. Assignee shall subsequently purchase from TCA the remaining debt evidenced by First Replacement Note B in purchase tranches. The indebtedness underlying the Replacement Notes are evidenced by a newly issued 10% Senior Replacement Convertible Promissory Note.

Upon the purchase of all debt under Replacement Note B the Company will have no further obligations to TCA.

Issuance of 10% Senior Replacement Convertible Promissory Note

On February 15, 2017, the Company issued a 10% Senior Replacement Convertible Promissory Note (the “L2 Note”) to the Assignee in the principal amount of $1,201,441.25. The initial principal amount under the L2 Note is $325,000, representing the first tranche purchased by Assignee under First Replacement Note A and such amounts shall increase in tranches upon the purchase of such tranches by the Assignee from TCA pursuant to the Debt Purchase Agreement. The maturity date for each tranche shall be six months from that date of the purchase of that tranche and the Company shall pay interest to the Assignee on the aggregate unconverted and then outstanding principal amount of the L2 Note at the rate of 10% per annum. The Company may prepay any portion of the principal amount under the L2 Note and any accrued and unpaid interest in cash equal to the sum of the then outstanding principal amount under the L2 Note and interest multiplied by 140%.

The L2 Note is convertible at any time, in whole or in part, at the option of the holder into shares of common stock of the Company at a conversion price equal to 62.5% of the lowest closing bid price of the common stock in the prior twenty (20) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events.

Additionally, the terms under the L2 Note include make-whole rights whereby upon liquidation by the Assignee of the shares converted under the L2 Note, provided that the Assignee realizes a net amount from such liquidation equal to less than the conversion amount specified in the relevant conversion notice (such net realized amount, the “Realized Amount”), the Company shall issue to the Assignee additional shares of common stock of the Company equal to: (i) the conversion amount; minus (ii) the Realized Amount; divided by (iii) the average volume weighted average price of the Company’s common stock during the five (5) business days immediately prior to the date upon which the Assignee delivers notice to the Company that such additional shares are requested by the Assignee (the “Make-Whole Shares”). Following the sale of the Make-Whole Shares by the Assignee: (i) in the event that Assignee receives net proceeds from such sale which, when added to the Realized Amount from the prior relevant conversion notice, is less than the conversion amount specified in the relevant conversion notice, Assignee shall deliver an additional make-whole notice to the Company and the Company obligation to issue Make-Whole Shares shall continue until the conversion amount has been fully satisfied; and (ii) in the event that Assignee received net proceeds from the sale of Make-Whole Shares in excess of the conversion amount specified in the relevant conversion notice, such excess amount shall be applied to satisfy any and all amounts owed hereunder in excess of the conversion amount specified in the relevant conversion notice.

Promissory Note

On May 25, 2017 (the (“Issuance Date”), the Company, issued a Promissory Note to an investor (the “Lender”) in the principal amount of $100,000 (the “Note”). The Company received $100,000 in net proceeds from the sale of the Note. The Note is due on demand 180 days from the Issuance Date (the “Maturity Date”). Payment by the Company to Lender under the terms of the Note may be made in either cash or common stock of the Company, at the option of the Lender. In the event the Company repays the Note in common stock, such common stock will be issued at a price equal to the closing price of the Company’s common stock on the Maturity Date (the “Conversion Price”). The Note bears interest at a rate of fifteen percent (15%) per annum, to be accrued through the Maturity Date. Interest may be paid in cash or common stock of the Company at the option of the Lender on the Maturity Date at the Conversion Price. Additionally, the Company will issue the Lender shares of common stock in an amount equal to thirty three percent (33%) of the outstanding balance of principal and interest under the Note on the Maturity Date (the “Issuance”). The Issuance of the Company’s common stock to the Lender shall be at the Conversion Price on the Maturity Date. The Company shall deliver the shares of common stock to the Lender within ten days after the Maturity Date.

Carebourn Capital Debt Refinancing

On July 14, 2017 (the “Effective Date”), the Company and the Purchaser Agreed to cancel the Purchase Agreement, the Note and the related transaction documents and refinanced the original loan by the Company’s issuance of a Convertible Promissory Note dated the Effective Date (the “Note”). The principal amount of the Note is $262,877.42, the Purchase Price is $228,589.06, and the Company received $50,000 in proceeds from the Purchaser. The Maturity Date of the Note is July 14, 2018.

The Note bears interest at a rate of 8% per annum on the aggregate unconverted and then outstanding principal, subject to increase according to the terms and conditions of the Note. The Note is convertible, in whole or in part, at the option of the Purchaser into shares of common stock of the Company at a conversion price equal to 58% of the lowest closing price of the common stock in the prior twenty (20) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events.

Effective July 24, 2017, in accordance with the terms and conditions of the Note, the Company irrevocably authorized the Purchaser’s right to withdraw $1,095.32 from the Company’s bank account on each business day, until the amounts due under the Note are satisfied in full. At the sole discretion of the Purchaser, the Company may prepay in cash any portion of the principal amount of the Note and any accrued and unpaid interest in accordance with the terms and conditions of the Note.

Ralph Aiello Complaint and Settlement Agreement

The Company was involved in litigation against Ralph Aiello (the “Plaintiff” and together with the Company, the “Parties”). On January 19, 2017, the Plaintiff filed a complaint in the Supreme Court of the State of New York County of Nassau (the “Court”), alleging claims including breach of contract in connection with certain loans made by Plaintiff to the Company in the amount of $500,000 plus interest (the “Dispute”). On March 15, 2017, the Parties filed a Settlement Agreement (the “Settlement Agreement”) with the Court whereby the Company agreed to pay the Defendant $550,000 by September 15, 2018. The Company has not made timely payments in accordance with the Settlement Agreement. The Company acknowledges the debt owed to the Plaintiff and is working with the Board to establish a payment plan for the Plaintiff and expedite the settlement of the Dispute.

Bronstein Complaint and Settlement Agreement

The Company was involved in litigation against Tal Bronstein, Kathleen Bronstein, and Milehigh Wholesale Inc. (the “Plaintiffs” and together with the Company, the “Parties”). On May 4, 2017, the Plaintiffs filed a complaint in the District Court, City and County of Denver (the “Court”), alleging claims including breach of contract in connection with the acquisition of Milehigh Wholesale Inc. and the employment of Mr. Bronstein in connection with such acquisition (the “Dispute”). On or about June 14, 2017, the Parties entered into a settlement agreement and release of all claims whereby upon payment by the Company of $16,000 to Plaintiffs by July 14, 2017, Plaintiffs would dismiss with prejudice their claims against the Company and release the Company from any and all claims, known or unknown, on conditions of such payment. On June 23, 2017, counsel for the Plaintiffs filed with the Court a Notice of Settlement with respect to the Dispute. On June 27, 2017, the Court ordered that the Parties file a Stipulated Dismissal within 35 days of the Order (August 1, 2017).

On or about July 10, 2017, the Company notified the Plaintiffs that it would not be able to pay the $16,000 by July 14, 2017 and renegotiated the Settlement Agreement and Release of All Claims (the “Agreement”) as follows: (i) on or before July 14, 2017, Company shall deliver to the office of Plaintiffs’ counsel a Certified check in the amount of $5,000 (ii) on or before August 14, 2017, Company shall deliver to the office of Plaintiffs’ counsel a certified check in the amount of $13,500 (iii) the parties intend that the total amount paid from Company to Plaintiffs will be $18,500 (iv) if Company fail to pay the $13,500 by August 14, 2017, they will pay $100 per day thereafter as an additional penalty payment for each and every day that the $13,500 is not paid until the full amount of $13,500 is paid, or until August 31, 2017 (v) no later than July 17, 2017, Counsel for the Parties will file an unopposed Motion to Extend the time by which they have to file the Stipulated Motion to Dismiss to and including August 31, 2017 (vi) if Company fail to pay the $13,500 by August 31, 2017, they agree that Plaintiffs may then seek a default judgment to enter against the Company in the amount of $21,700, without decrease for the $5,000 expected to be paid on or before July 14, 2017. Further, all attorney fees and costs of collection thereafter shall be paid for by Company.

Alessi Complaint and Dismissal

The Company was involved in litigation against William Alessi (“Alessi”). On February 15, 2017, Alessi filed a complaint in the General Court of Justice, Superior Court Division, State of North Carolina, County of Mecklenburg (the “Court”), alleging claims including breach of contract or unjust enrichment and breach of fiduciary duties with respect to allegations by Alessi of a stop order placed on certain shares allegedly owned by Alessi with the Company’s transfer agent (the “Dispute”). On July 12, 2017, the Honorable Jeff Hunt presiding over the matter issued an order in favor of the Company dismissing the Alessi’s action with prejudice due to the Court’s lack of jurisdiction and further stating that the proper forum for all claims in connection with the Dispute is an American Arbitration Association proceeding.

On December 15, 2016 (the “Issuance Date”), Grow Solutions Holdings, Inc., a Nevada corporation (the “Company”), entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Purchaser”) pursuant to which the Company sold $285,775 in principal amount of an 8% Convertible Promissory Note (the “Note”) for a purchase price of $248,500 with a 15% original issue discount (“OID”). On December 19, 2016, the Company received $240,000 in net proceeds from the sale of the Note after deducting fees and expenses (the “Funding Date”). The Note and the shares of common stock of the Company issuable upon conversion of the Note are collectively referred to herein as the “Securities.”

The Note bears interest at a rate of 8% per annum on the aggregate unconverted and then outstanding principal, subject to increase according to the terms and conditions of the Note. The Note is convertible following 180 days from the Issuance Date, in whole or in part, at the option of the Purchaser into shares of common stock of the Company at a conversion price equal to 58% of the lowest closing price of the common stock in the prior twenty (20) trading days, which is subject to adjustment for stock dividends, stock splits, combinations or similar events. Notwithstanding the foregoing, the minimum conversion price under the Note is $0.20 (the “Floor Price”), provided that, at any time following 180 days from the Issuance Date, if the closing price of the common stock of the Company is equal to or less than the Floor Price for two consecutive trading days, the Floor Price will extinguish and be of no further force or effect.

In accordance with the terms and conditions of the Note, the Company irrevocably authorized the Purchaser’s right to withdraw $1,190 from the Company’s bank account on each business day, until the amounts due under the Note are satisfied in full. At the sole discretion of the Purchaser, the Company may prepay in cash any portion of the principal amount of the Note and any accrued and unpaid interest in accordance with the terms and conditions of the Note.

